Form 10-Q
period 1996-06-30
FINANCIAL SERVICE CORP
filed 1996-08-09
CIK 766982

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------

                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1996
                               ---------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________ to________________

                        Commission file number 33-35889
                                               --------

                         Financial Service Corporation
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Georgia                                           58-1842822
- - ---------------------------------                        ----------------------
   (State or other jurisdiction                             (I.R.S. employer
 of incorporation or organization)                         identification no.)

2300 Windy Ridge Parkway, Suite 1100, Atlanta, GA                 30339
- - ----------------------------------------------------     -----------------------
      (Address of principal executive offices)                  (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (770) 916-6500
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---
As of June 30, 1996, there were 881,241 shares of the registrant's common stock outstanding.



                            (Cover page 1 of 1 page)

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

                Financial Service Corporation and Subsidiaries
                          Consolidated Balance Sheets
                   as of June 30, 1996 and December 31, 1995

                                                          (Unaudited)
                                                           June 30          December 31
                                                             1996             1995

                                                         -------------    -------------

ASSETS
- - ------

Cash and cash equivalents                                 $ 6,811,644      $ 4,382,050
Cash segregated under federal regulations                   2,719,746        1,723,908
Commissions and other receivables, net                      5,877,540        5,501,698
Information systems and equipment, net                      4,065,551        3,084,095
Deferred tax benefit, net                                     532,000          532,000
Prepaid expenses and other assets                             628,497        1,559,010
                                                          ------------      -----------

             Total assets                                 $ 20,634,978     $ 16,782,761
                                                          ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------

Liabilities:
  Commissions payable                                     $ 5,053,057      $ 4,006,942
  Accounts payable to dealers                               3,176,103        2,482,023
  Accounts payable and accrued expenses                     3,936,162        3,470,878
                                                          ------------     ------------
             Total liabilities                              12,165,322       9,959,843
                                                          ------------     ------------
Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value; 5,000,000 shares
       authorized; 924,680 shares issued and
       outstanding                                              9,247            9,247
  Additional paid-in capital                                1,447,713        1,447,713
  Retained earnings                                         7,099,469        5,452,731
                                                          -----------      -----------

                                                            8,556,429        6,909,691
  Less:
  Treasury stock (43,439 shares at cost)                      (86,773)         (86,773)
                                                          ------------     ------------
             Total stockholders' equity                     8,469,656        6,822,918
                                                          ------------     ------------
             Total liabilities and stockholders' equity  $ 20,634,978     $ 16,782,761
                                                          ============     ============



The accompanying notes are an integral part of these consolidated financial statements.
                                      -1-

                Financial Service Corporation and Subsidiaries
                       Consolidated Statements of Income
           for the three and six months ended June 30, 1996 and 1995
                                  (Unaudited)

                                   Three months    Three months    Six months     Six months
                                   ended June 30   ended June 30   ended June 30  ended June 30
                                       1996            1995            1996           1995
                                   -------------   ------------    ------------   ------------
Revenues:
  Securities commissions            $ 16,812,963   $ 10,683,295    $ 31,432,665   $ 19,550,330
  Insurance commissions               11,217,945      6,083,929      19,382,841     11,481,308
  Advisory services and other fees     4,318,497      2,840,940       8,271,231      5,390,373
  Investment income                       90,497         99,464         175,492        167,022
                                    ------------   ------------    ------------   ------------
                                      32,439,902     19,707,628      59,262,229     36,589,033
                                    ------------   ------------    ------------   ------------


Expenses:
  Securities commissions              14,241,948      8,893,579      26,373,195     16,120,970
  Insurance commissions                9,871,446      5,396,716      17,017,563     10,109,393
  Advisory services and other fees     2,933,857      1,879,933       5,500,235      3,626,067
  Employee compensation and benefits   2,435,095      1,508,391       4,753,151      3,046,565
  General and administrative           1,805,937      1,785,447       3,193,298      2,733,041
  Depreciation and amortization          391,102        302,577         744,202        605,154
  Interest expense                        12,947          8,299          33,847         19,597
                                    ------------   ------------    ------------   ------------
                                      31,692,332     19,774,942      57,615,491     36,260,787
                                    ------------   ------------    ------------   ------------

Net income (loss)                   $    747,570   $    (67,314)   $  1,646,738   $    328,246
                                    ============   ============    ============   ============


Net income (loss) per common share  $       0.85   $      (0.08)   $       1.87   $       0.37
                                    ============   ============    ============   ============



Weighted average number of common
  and common equivalent shares
  outstanding                            881,241        880,906         881,241        880,906
                                    ============   ============    ============   ============


The accompanying notes are an integral part of these consolidated financial statements.
                                      -2-

                Financial Service Corporation and Subsidiaries
           Consolidated Statement of Changes in Stockholders' Equity
                    for the six months ended June 30, 1996
                                  (Unaudited)




                            Common Stock         Additional       Retained     Treasury Stock      Stockholders' Equity
                           Shares    Amount    Paid-In Capital    Earnings    Shares    Amount      Total       Per Share
                          --------   -------   -------------     ----------   -------   --------    ----------  ---------

Balance, December 31,     924,680  $  9,247    $  1,447,713    $ 5,452,731    43,439  $ (86,773)  $ 6,822,918  $    7.74
1995

Net income                - -        - -         - -             1,646,738    - -       - -         1,646,738   - -
                        ---------- ---------   -------------   ------------   ------- ----------  ------------ ----------

Balance, June 30, 1996    924,680  $  9,247    $  1,447,713    $ 7,099,469    43,439  $ (86,773)  $ 8,469,656  $    9.61
                        ========== =========   =============   ============   ======= ==========  ============ ==========


















The accompanying notes are an integral part of these consolidated financial statements.





                Financial Service Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                for the six months ended June 30, 1996 and 1995
                                  (Unaudited)



                                                  June 30            June 30
                                                    1996               1995
                                                 -----------        ----------

Cash flows from operating activities:
   Net income                                     $ 1,646,738        $  328,246

   Adjustments to reconcile net income
   to net cash provided by operating activities:
        Depreciation and amortization                 744,202           605,154
                                                  -----------        ----------
                                                    2,390,940           933,400
                                                  -----------        ----------

   Changes in assets and liabilities:
        Increase in cash segregated
             under federal regulations               (995,838)         (738,921)
        (Increase) decrease in commissions and
             other receivables                       (375,842)          140,834
        Decrease in prepaid expenses
             and other assets                         930,513           113,228
        Increase in commissions payable             1,046,115           133,744
        Increase in accounts payable to dealers       694,080           796,710
        Increase (decrease) in accounts payable
             and accrued expenses                     465,284          (301,426)
                                                  -----------       -----------
                                                    1,764,312           144,169
                                                  -----------       -----------

Net cash provided by operating activities           4,155,252         1,077,569
                                                  -----------       -----------

Cash flows from investing activities:
   Investment in information systems and equipment (1,725,658)         (531,674)
                                                  -----------       -----------
Net cash used in investing activities              (1,725,658)         (531,674)
                                                  -----------       -----------


Net increase in cash and cash equivalents           2,429,594           545,895

Cash and cash equivalents at beginning of period    4,382,050         3,304,457
                                                  -----------       -----------
Cash and cash equivalents at end of period        $ 6,811,644       $ 3,850,352
                                                  ===========       ===========




The accompanying notes are an integral part of these consolidated financial statements.




                FINANCIAL SERVICE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                   ------------------------------------------


1.   Preparation of interim financial statements:
     -------------------------------------------

     The unaudited consolidated financial statements of Financial Service Corporation and Subsidiaries, collectively referred to as the "Company", which include the accounts of FSC Corporation and its subsidiaries, have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have either been condensed or omitted pursuant to SEC rules and regulations. However, management believes that the disclosures made are adequate for a fair presentation of results of operations and financial position. It is suggested that these financial statements be read in conjunction with the Company's annual financial statements and related notes for the year ended December 31, 1995.

     Certain reclassifications have been made to the prior year's financial statements to conform to the 1996 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Three and six month periods ended June 30, 1996 compared to the three and six month periods ended June 30, 1995


General
- - -------

The Company's financial results in the three and six month periods ended June 30, 1996 resulted in net income of $747,570 and $1,646,738, respectively as compared to net income (loss) of ($67,314) and $328,246 for the comparable periods of 1995. Total Revenues increased to $32,439,902 and $59,262,229 for the three and six month periods ended June 30, 1996, increases of approximately 65% and 62%, respectively over comparable 1995 periods. Total Expenses increased to $31,692,332 and $57,615,491 for the three and six month periods ended June 30, 1996, increases over comparable 1995 periods of approximately 60% and 59%, respectively.

The Company intends to continue its program of investing and improving its marketing and information systems in order to provide enhanced and more effective support services to field associates, as well as to increase the efficiency of back-office operations. Additionally, the Company is also investing funds in marketing and distributing existing products and services through financial institutions. In order to improve its revenue growth, the Company plans to maintain its strategy of recruiting high quality representatives and licensing and transferring field forces of existing broker dealers if such opportunities arise on an economically feasible basis. These investments are expected to be funded from current cash flow and working capital.

In 1994, the National Association of Securities Dealers ("NASD") issued a Notice to Members 94-44 ("NTM 94-44"). NTM 94-44 requires the Company to supervise certain Registered Investment Adviser ("RIA") activities of registered representatives. Management expects an increase in revenues and costs in late 1996 as the Company's involvement in these activities expands.

Results of Operations
- - ---------------------

Commission revenues increased to $28,030,908 and $50,815,506 for the three and six month periods ended June 30, 1996. The primary causes for the 67% growth of commission revenues in the second quarter of 1996 and 64% for the six month period in 1996 over 1995 periods are improved cyclical market conditions, an increased number of registered representatives associated with the Company and the marketing of products through financial institutions. The number of representatives associated with FSC Securities increased to 1,278 as of June 30, 1996, an increase of approximately 22% or 229 representatives since June 30, 1995.

Commission expenses increased to $24,113,394 and $43,390,758 for the three and six month periods ended June 30, 1996. Commission expense represented 86.0% and 85.4% of gross commission revenue for the three and six month periods ended June 30, 1996 as compared to 85.2% and 84.5% for the comparable periods in 1995. The increase in commission expense is primarily related to increased productivity of existing and newly recruited representatives.

The increase in commission revenues resulted in an increase in net commission revenue (commission revenue less commission expense) of $1,440,585 to $3,917,514 for the three months ended June 30, 1996 and an increase of $2,623,473 to $7,424,748 for the six months ended June 30, 1996 over comparable periods of 1995.


Advisory Services and Other Fees
- - --------------------------------

Advisory services and other fee revenues increased to $4,318,497 and $8,271,231 for the three and six month periods ended June 30, 1996, increases of approximately 52% and 53%, respectively over comparable 1995 periods. Fee based business was driven primarily by an expanded range of Company offered fee based services, industry trends, and an increase in client assets under management.

Advisory services and other fee expenses increased approximately 56% and 52% over comparable 1995 periods to $2,933,857 and $5,500,235 for the three and six months periods ended June 30, 1996. This is primarily related to the increase in volume related to advisory services and other fee revenues discussed above.


Investment Income and Interest Expense
- - --------------------------------------

Investment income was $90,497 and $175,492 for the three and six month periods end June 30, 1996. The increase in investment income for the first half of 1996 is attributable to the increase in funds available for investment in 1996 and rising rates of return on invested funds.

The Company has no debt. Interest expense is related solely to general securities clearing activity with Pershing Division of Donaldson, Lufkin & Jenrette Securities Corporation ("Pershing"). Interest expense increased to $12,947 and $33,847 for the three and six month periods ended June 30, 1996.


Employee Compensation and Benefits
- - ----------------------------------

The number of full-time personnel employed by FSC increased approximately 43% from 107 as of June 30, 1995 to 153 as of June 30, 1996. The increase in number of personnel is attributable to the growth in Company business as well as the financial institution marketing program.

Total Employee Compensation and Benefits increased to $2,435,095 and $4,753,151 for the three and six month periods ended June 30, 1996, increases of approximately 61% and 56%, respectively over comparable 1995 periods. The increase was the result of several factors including the expense associated with additional personnel, incentive compensation, as well as merit increases in base salaries.


General and Administrative Expenses
- - -----------------------------------

General and administrative expenses increased approximately 1% and 17% to $1,805,937 and $3,193,298 for the three and six month periods ended June 30, 1996. The increase is related to the growth in Company operations associated with increases in business volume and related personnel costs, including the marketing of products through financial institutions, and increases in legal costs.


Depreciation and Amortization
- - -----------------------------

Depreciation and amortization expense increased to $391,102 and $744,202 for the three and six month periods ended June 30, 1996 increases of approximately 29% and 23%, respectively over comparable 1995 periods. The increase is the result of continuing investment in information systems and related hardware and software. The total capitalized investment in information systems increased to $8,789,256 at June 30, 1996 as compared to $6,146,785 at June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

The Company maintained a relatively strong cash and working capital position with cash and cash equivalents comprising approximately 33% of total assets as of June 30, 1996 and 26% of total assets as of December 31, 1995.

Operating cash increased by approximately $2,430,000 from December 31, 1995 to June 30, 1996. This increase is affected by increased net income and the timing of collections of commissions receivable and payments of commissions payable. The Company has made capital investments, primarily hardware and software enhancements to its information systems of approximately $1,726,000 during the first half of 1996.

Certain cash required to be segregated under provisions of the Securities Exchange Act of 1934 increased approximately $996,000 from December 31, 1995 to June 30, 1996. The increase is entirely due to the timing of cash receipts. The segregated cash balance of $2,719,746 represents amounts received on behalf of customers for mutual fund purchases on or before June 30, 1996 which settled subsequent to June 30, 1996. This cash was transferred to the appropriate mutual fund companies upon settlement of the transactions. The related liability is recorded as accounts payable to dealers.

As of June 30, 1996, FSC Securities had net capital of $3,529,024 which is $2,940,472 in excess of the required net capital under the Securities Exchange Commission Rule 15c3-1. As of December 31, 1995, FSC Securities had net capital of $2,455,681, which was an excess of $2,034,626 over the required net capital.

Based on current operations, the Company believes its cash and working capital position is adequate for planned future growth and cash needs.

Financial Condition
- - -------------------

The Company's financial condition continues to improve, as evidenced by continued increases in net income, revenues, liquidity and net worth. The recruiting of additional qualified professional representatives has primarily contributed to the Company's growth and management believes this provides a basis for future growth.

PART II

ITEM 1.  LEGAL PROCEEDINGS

The Company and certain of its subsidiaries are parties to various legal proceedings, including civil actions, administrative proceedings and arbitration proceedings, relating to the business conducted by such parties. In recent years, there has been an increased incidence of litigation involving the securities industry, particularly with respect to retail securities firms such as the Company's subsidiary, FSC Securities Corporation ("FSC Securities"). Such litigation is attributable in part to the nature of the business in which FSC Securities is engaged, which involves the execution of a substantial number of financial transactions on behalf of thousands of customers involving substantial financial investments. FSC Securities has been named as a defendant or a respondent in pending litigation, including civil actions and arbitration proceedings, concerning matters arising in connection with its retail business.

While the ultimate resolution of this litigation against the Company cannot be predicted with certainty, after considering all relevant facts, including insurance which covers certain of these suits, management of the Company believes that reserves established are adequate to cover any liability resulting from these matters.

For description of certain pending legal proceedings see the Company's report on Form 10-K for the year ended December 31, 1995.

ITEM 2.  CHANGES IN SECURITIES.

               None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

               None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               None

ITEM 5.  OTHER INFORMATION.

               None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   The following are filed as exhibits to this report:

               Exhibit                                   Sequential
                Number            Description            Page Number
               -------            -----------            ----------

               There are no exhibits.

         (b) No reports on Form 8-K have been filed during the second quarter of 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date        August 8, 1996             FINANCIAL SERVICE CORPORATION
    ----------------------------       -----------------------------
                                       (Registrant)



                                       /s/ Barry F. Kane
                                       -----------------------------
                                       Barry F. Kane,
                                       Treasurer
                                       (Duly Authorized Officer and
                                       Principal Financial Officer)