Form 10-Q
period 1996-09-30
FINANCIAL SERVICE CORP
filed 1996-11-04
CIK 766982

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                              ------------------

                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                  September 30, 1996
                               -------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________________ to _____________________

                        Commission file number 33-35889
                                               --------

                         Financial Service Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Georgia                                             58-1842822
--------------------------------                        ------------------------
 (State or other jurisdiction                              (I.R.S. employer
of incorporation or organization)                         identification no.)

2300 Windy Ridge Parkway, Suite 1100, Atlanta, GA                30339
-------------------------------------------------       ------------------------
(Address of principal executive offices)                       (Zip Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (770) 916-6500
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required
to be filed by Section   13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such   shorter period that the registrant
was required to file such reports), and (2) has been subject to such   filing
requirements for the past 90 days.  Yes          X         No
                                           -------------      --------------

As of September 30, 1996, there were 891,241 shares of the registrant's common stock outstanding.

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statement

                Financial Service Corporation and Subsidiaries
                          Consolidated Balance Sheets
                   September 30, 1996 and December 31, 1995

                                                     (Unaudited)
                                                    September 30        December 31
                                                        1996               1995
                                                    ------------       ------------

ASSETS

Cash and cash equivalents                           $  7,316,939       $   4,382,050
Cash segregated under federal regulations              2,184,688           1,723,908
Commissions and other receivables, net                 6,298,897           5,501,698
Information systems and equipment, net                 4,425,312           3,084,095
Deferred tax benefit, net                                532,000             532,000
Prepaid expenses and other assets                      1,103,203           1,559,010
                                                    ------------       -------------

             Total assets                           $ 21,861,039       $  16,782,761
                                                    ============       =============



LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Commissions payable                               $  5,354,646       $   4,006,942
  Accounts payable to dealers                          2,347,720           2,482,023
  Accounts payable and accrued expenses                5,135,401           3,470,878
                                                    ------------       -------------

             Total liabilities                        12,837,767           9,959,843
                                                    ------------       -------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value; 5,000,000 shares
       authorized; 924,680 shares issued and
       outstanding                                         9,247               9,247
  Additional paid-in capital                           1,512,713           1,447,713
  Retained earnings                                    7,568,085           5,452,731
                                                    ------------       -------------
                                                       9,090,045           6,909,691
  Less:
  Treasury stock (33,439 and 43,439 shares as of
       September 30, 1996 and December 31, 1995,
       respectively, at cost)                            (66,773)            (86,773)
                                                    ------------       -------------
        Total stockholders' equity                     9,023,272           6,822,918
                                                    ------------       -------------

        Total liabilities and stockholders' equity  $ 21,861,039       $  16,782,761
                                                    ============       =============




                  The accompanying notes are an integral part of these consolidated financial statements.

                Financial Service Corporation and Subsidiaries
                       Consolidated Statements of Income
        for the three and nine months ended September 30, 1996 and 1995
                                  (Unaudited)




                                         Three months   Three months       Nine months    Nine months
                                         ended Sep 30   ended Sep 30       ended Sep 30   ended Sep 30
                                             1996           1995               1996           1995
                                         -----------    -----------        -----------    -----------
Revenues:
  Securities commissions                  $ 14,921,695  $ 11,461,205       $ 46,354,360  $ 31,011,535
  Insurance commissions                     10,142,349     6,967,799         29,525,190    18,449,107
  Advisory services and other fees           5,075,111     3,257,379         13,346,342     8,647,752
  Investment income                            128,751        90,824            304,243       257,846
                                          ------------  ------------       ------------  ------------
                                            30,267,906    21,777,207         89,530,135    58,366,240
                                          ------------  ------------       ------------  ------------


Expenses:
  Securities commissions                    12,680,636     9,689,378         39,053,831    25,810,348
  Insurance commissions                      9,001,414     6,186,564         26,018,977    16,295,957
  Advisory services and other fees           3,528,043     2,281,015          9,028,278     5,907,082
  Employee compensation and benefits         2,185,508     1,734,279          6,938,659     4,780,844
  General and administrative                 2,018,393       926,274          5,211,691     3,659,315
  Depreciation and amortization                372,099       302,577          1,116,301       907,731
  Interest expense                              13,197         6,594             47,044        26,191
                                          ------------  ------------       ------------  ------------
                                            29,799,290    21,126,681         87,414,781    57,387,468
                                          ------------  ------------       ------------  ------------



Net income                                $    468,616  $    650,526       $  2,115,354  $    978,772
                                          ============  ============       ============  ============



Net income per common share               $       0.53  $       0.74       $       2.40  $       1.11
                                          ============  ============       ============  ============



Weighted average number of common and
  common equivalent shares outstanding         882,980       881,241            881,825       881,241
                                          ============  ============       ============  ============




                  The accompanying notes are an integral part of these consolidated financial statements.

                Financial Service Corporation and Subsidiaries
           Consolidated Statement of Changes in Stockholders' Equity
                 for the nine months ended September 30, 1996
                                  (Unaudited)



                                                      Additional
                                   Common Stock        Paid-In       Retained      Treasury Stock       Stockholders' Equity
                                 Shares    Amount      Capital       Earnings      Shares    Amount      Total      Per Share
                                 --------  ------     ----------     ----------   --------  --------   ----------   ---------
Balance, December 31, 1995       924,680   $9,247     $1,447,713     $5,452,731    43,439   $(86,773)  $6,822,918     $ 7.74

Exercise of stock options          - -       - -          65,000         - -      (10,000)    20,000       85,000       - -

Net income                         - -       - -           - -        2,115,354      - -       - -      2,115,354       - -
                                 -------   ------     ----------     ----------   -------   --------   ----------     ------
Balance, September 30, 1996      924,680   $9,247     $1,512,713     $7,568,085    33,439   $(66,773)  $9,023,272     $10.12
                                 =======   ======     ==========     ==========   =======   ========   ==========     ======







                  The accompanying notes are an integral part of these consolidated financial statements.


                Financial Service Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
             for the nine months ended September 30, 1996 and 1995
                                  (Unaudited)


                                                      September 30      September 30
                                                          1996              1995
                                                     ------------       -----------
Cash flows from operating activities:
   Net income                                        $ 2,115,354        $  978,772

   Adjustments to reconcile net income
   to net cash provided by operating activities:
        Depreciation and amortization                  1,116,301           907,731
        Compensation expense associated with
             exercise of stock options                    38,600          - -
                                                     -----------       -----------
                                                       3,270,255         1,886,503
                                                     -----------       -----------
   Changes in assets and liabilities:
        Increase in cash segregated under
             federal regulations                        (460,780)         (893,267)
        (Increase) decrease in commissions and
             other receivables                          (797,199)         1,109,511
        (Increase) decrease in prepaid expenses
             and other assets                            455,807          (214,175)
        Increase in commissions payable                1,347,704           857,339
        Decrease in accounts payable to dealers         (134,303)         (128,791)
        Increase (decrease) in accounts payable
             and accrued expenses                      1,664,523           (87,558)
                                                     -----------       -----------
                                                       2,075,752           643,059
                                                     -----------       -----------

Net cash provided by operating activities              5,346,007         2,529,562
                                                     -----------       -----------

Cash flows from investing activities:
   Investment in information systems and equipment    (2,457,518)         (952,943)
                                                     -----------       -----------

Net cash used in investing activities                 (2,457,518)         (952,943)
                                                     -----------       -----------

Cash flows from financing activities:
   Reclassification                                        - -                 668
   Proceeds from exercise of stock options                46,400             - -
                                                     -----------       -----------
Net cash provided by financing activities                 46,400               668
                                                     -----------       -----------

Net increase in cash and cash equivalents              2,934,889         1,577,287

Cash and cash equivalents at beginning of period       4,382,050         3,304,457
                                                     -----------       -----------
Cash and cash equivalents at end of period           $ 7,316,939       $ 4,881,744
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Three and nine month periods ended September 30, 1996 compared to the three and nine month periods ended September 30, 1995


General
-------

The Company's net income for the three and nine month periods ended September 30, 1996 were $468,616 and $2,115,354, respectively, as compared to $650,526 and
$978,772 for the comparable period of 1995. Total Revenues increased 39% to $30,267,906 for the third quarter and 53% to $89,530,135 year-to-date. Total Expenses increased to $29,799,290 and $87,414,781 for the quarter and first nine months ended September 30, 1996, increases over comparable 1995 periods of approximately 41% and 52%, respectively.

The Company intends to continue its program of investing and improving its operations and information systems in order to provide enhanced and more effective support services to field associates, as well as to increase the efficiency of back-office operations. Additionally, the Company is also investing funds in marketing and distributing existing products and services through financial institutions. In order to improve its revenue growth, the Company plans to continue its strategy of recruiting high quality representatives and licensing and transferring field forces of existing broker dealers if such opportunities arise on an economically feasible basis. These investments are expected to be funded from current cash flow and working capital.

In 1994, the National Association of Securities Dealers ("NASD") issued Notice to Members 94-44 ("NTM 94-44"). NTM 94-44 requires the Company to supervise certain Registered Investment Adviser ("RIA") activities of registered representatives. Revenues and costs are increasing as the Company's involvement in these activities expands.

Results of Operations
---------------------

Commission revenues increased approximately 36% to $25,064,044 for the third quarter and 53% to $75,879,550 year-to-date 1996. The growth of commission revenues resulted from favorable market conditions, an increased number of registered representatives associated with the Company, as well as growth in marketing of products through financial institutions. The number of registered representatives associated with FSC Securities increased to 1,306 as of September 30, 1996, an increase of approximately 16% or 178 representatives since September 30, 1995.

Commission expenses for the third quarter and the first nine months increased to $21,682,050 and $65,072,808, respectively, from year-earlier periods. Commission expenses represented 86.5% and 85.8% of gross commission revenues for the third period and year to date, respectively. Comparable amounts a year earlier were 86.1% and 85.1%. The increase in commission expenses as a percentage of gross commission revenues is primarily related to increased productivity of existing and newly recruited registered representatives with the Company.

The result of these factors was an increase in net commission revenue (commission revenue less commission expense) of approximately 32% to $3,381,994 for the third quarter and 47% to $10,806,742 for the nine months ended September 30, 1996 over comparable periods of 1995.


Advisory Services and Other Fees
--------------------------------

Advisory Services and other fee revenues increased to $5,075,111 and $13,346,342 for the three and nine month periods ended September 30, 1996, increases of approximately 56% and 54%, respectively, over comparable 1995 periods. Fee based business reflects Company offered fee based services and training, industry trends, and an increase in client assets under management.

Advisory Services and other fee expenses increased approximately 55% to $3,528,043 for the third quarter and 53% to $9,028,278 for the first nine months of 1996. This is primarily related to the increase in volume related to advisory services and other fee revenues discussed above.


Investment Income and Interest Expense
--------------------------------------

Investment income increased to $128,751 and $304,243 for the three and nine month periods ended September 30, 1996. The increase in investment income is attributable to the increase in funds available for investment in 1996.

The Company has no debt. Interest expense is related solely to clearing activity with Pershing Division of Donaldson, Lufkin & Jenrette Securities Corporation ("Pershing"). Interest expense increased to $13,197 and $47,044 for the third quarter and the first nine months ended September 30, 1996.


Employee Compensation and Benefits
----------------------------------

The number of full-time personnel employed by the Company increased approximately 43% from 108 as of September 30, 1995 to 154 as of September 30, 1996. The increase is attributable to the growth in Company business as well as the financial institution marketing program.

Total Employee Compensation and Benefits increased approximately 26% to $2,185,508 for the quarter and 45% to $6,938,659 year to date. The increase was primarily the result of the expense associated with additional personnel, as well as incentive compensation and merit increases in base salaries.


General and Administrative Expenses
-----------------------------------

General and administrative expenses increased approximately 118% and 42% to $2,018,393 and $5,211,691 for the three and nine month periods ended September 30, 1996. The increase is related to the growth in Company operations associated with increases in business volume, the expanded marketing of products through financial institutions, increases in recruiting costs and legal costs, as well as expenses associated with the Company's first annual National Education & Business Conference.


Depreciation and Amortization
-----------------------------

Depreciation and amortization expense increased to $372,099 and $1,116,301 for the quarter and first nine month ended September 30, 1996, increases of 23% for each period, respectively. The increase is the result of continuing investment in information systems and related hardware and software. The total capitalized investment in information systems increased to $9,521,116 at September 30, 1996 as compared to $6,568,054 at September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company remains in a relatively strong cash and working capital position with cash and cash equivalents comprising approximately 34% of total assets at September 30, 1996 and 26% of total assets at December 31, 1995.

Operating cash increased by approximately $5,307,000 from December 31, 1995 to September 30, 1996. The increase is affected by increased net income and the timing of collections of commissions receivable and payments of commissions payable. The Company has made capital investments, primarily hardware and software enhancements to its information systems of approximately $2,458,000 during the first nine months of 1996.

Certain cash required to be segregated under provisions of the Securities Exchange Act of 1934 increased by approximately $461,000 from December 31, 1995 to September 30, 1996. The increase is entirely due to the timing of cash receipts. The segregated cash balance of $2,184,688 represents amounts received on behalf of customers for mutual fund purchases on or before September 30, 1996 which settled subsequent to September 30, 1996. This cash was transferred to the appropriate mutual fund companies upon settlement of the transactions. The related liability is recorded as accounts payable to dealers.

As of September 30, 1996, FSC Securities had net capital of $3,081,887 which is $2,574,498 in excess of the required net capital under the Securities Exchange Commission Rule 15c3-1. As of December 31, 1995, FSC Securities had net capital of $2,455,681, which was an excess of $2,034,626 over the required net capital.

Based on current operations, the Company believes its cash and working capital position is adequate for planned future growth and cash needs.


Financial Condition
-------------------

The Company's financial condition continues to improve, as evidenced by continued increases in net income, revenues, liquidity and net worth. The increasing productivity of existing field associates coupled with the recruiting of additional qualified professional representatives contributes to the Company's growth and management believes this provides an improved basis for future growth.

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

For description of certain pending legal proceedings, see the Company's report on Form 10-K for the year ended December 31, 1995.

ITEM 2.  CHANGES IN SECURITIES.

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The following are filed as exhibits to this report:

             Exhibit                                           Sequential
             Number                      Description           Page Number
             --------                    -----------           -----------

             There are no exhibits.

         (b) No reports on Form 8-K have been filed during the third quarter of 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date        October 30, 1996             FINANCIAL SERVICE CORPORATION
     ------------------------------      -----------------------------
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