Form 10-K405
period 1996-12-31
FINANCIAL SERVICE CORP
filed 1997-03-31
CIK 766982

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-K

(Mark One)
[X]  Annual report pursuant to section 13 or 15(d) of the securities exchange
     act of 1934 [fee required] For the fiscal year ended   December 31, 1996
     or                                                  -----------------------

[_] Transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934 [no fee required] For the transition period from ___________ to ___________

                        COMMISSION FILE NUMBER 33-35889
                                               --------

                         Financial Service Corporation
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Georgia                                          58-1842822
-------------------------------------                ---------------------------
    (State or other jurisdiction                          (I.R.S. Employer
  of incorporation or organization)                      Identification No.)

2300 Windy Ridge Parkway,                                      30339
---------------------------------------              ---------------------------
Suite 1100, Atlanta, GA                                     (Zip Code)
---------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code (770) 916-6500
                                                   --------------

Securities registered pursuant to Section 12 (b) of the Act:

    Title of each class              Name of each exchange on which registered
    -------------------              -----------------------------------------

          None                                           None
----------------------------       ---------------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

               None
-------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

There is no established trading market for the common stock of the registrant. As of December 31, 1996, the aggregate market value of the common stock of the registrant held by persons other than executive officers, directors and 10% shareholders of the registrant was $4,544,580. The above calculation is based upon a value of $12 per share which was the last price, prior to December 31, 1996, at which management believes the Company's stock was sold. Management believes that sales of Company stock ranged from $6.84 to $12.00 per share during 1996. This calculation does not constitute a determination by the registrant that all of its executive officers, directors and 10% shareholders are affiliates as defined in Rule 405 of the Securities Act of 1933.

As of December 31, 1996, there were 891,241 shares of the registrant's common stock outstanding.

                                    PART I

ITEM 1.   BUSINESS.

General
-------

Financial Service Corporation (the "Company" or "FSC") was incorporated as a Georgia Corporation under the name of FSC Acquisition Corp. in 1989 for the purpose of acquiring FSC Corporation, then known as Financial Service Corporation, and certain of its subsidiaries. The Company is a holding company, and conducts business primarily through FSC Corporation, a wholly-owned subsidiary. FSC Corporation, headquartered in Atlanta, Georgia, is a financial planning support organization. Its home office staff, including a management team of experienced executives, supports a network of independent registered representatives and insurance agents engaged in business throughout the United States.

FSC Corporation is also the parent of a family of companies which provide a variety of financial services. FSC Corporation's major subsidiaries are FSC Securities Corporation ("FSC Securities"), a securities brokerage firm and FSC Agency, Inc. ("FSC Agency"), which markets insurance and insurance-related products. Another subsidiary of FSC Corporation is FSC Advisory Corporation, an investment advisory firm registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended.

Stock Offering.
--------------

In January 1991, the Company commenced an offering (the "Stock Offering") of 1,000,000 shares of its common stock to certain of its employees (including its executive officers) and associated registered representatives to effect a transfer of a significant ownership interest in the Company to its employee and registered representative base. The Stock Offering concluded on June 30, 1991, with the Company issuing 924,180 shares of its common stock.

The Stock Offering had two segments - a Benefit Enhancement Segment and a Sale Segment. Under the Benefit Enhancement Segment, the Company issued for no cash consideration 349,940 shares of common stock to its employees and 233,333 shares of its common stock to registered representatives, and the Company issued for cash consideration of $.01 per share pursuant to share purchase rights an additional 116,667 shares of common stock to registered representatives. Under the Sale Segment of the Stock Offering, the Company issued for cash consideration of $2.00 per share 112,620 shares of common stock to employees and 111,620 shares to registered representatives.

If at any time an employee or registered representative receives a bona fide offer to purchase shares issued in either the Benefit Enhancement Segment or the Sale Segment, the Company has the right to repurchase such shares on the same terms and conditions offered by the third party.

Present Structure.
------------------

The corporate structure of the Company as of December 31, 1996, is set forth in the following chart:

                      [ORGANIZATIONAL CHART APPEARS HERE]

Major Subsidiaries
------------------

Set forth below is a description of each of the major subsidiaries of FSC Corporation.

     FSC Securities Corporation
     --------------------------

FSC Securities is a registered broker-dealer which was organized under the laws of the State of Delaware in 1977. Commissions earned by FSC Securities accounted for 79.7%, 77.0%, and 78.5% of consolidated revenues of the Company in 1996, 1995 and 1994, respectively. Insurance products of a variable nature for regulatory and compliance purposes are classified as equity transactions and accordingly, are included in commissions earned by FSC Securities. As of December 31, 1996, FSC Securities had 1,333 registered representatives engaged in business throughout the United States. FSC Securities is qualified to offer investment advisory services throughout the United States. Thirty-four states require investment advisors to register at the state level in accordance with state law requirements. FSC Securities is registered as an investment advisor in all such states requiring this type of registration. The average annual gross commission production per selling registered representative was approximately $97,000 in 1996.

FSC Securities offers an extensive selection of mutual funds; a full service trading desk for stocks, bonds, and unit investment trusts; advisory services, and limited partnership programs (real estate, equipment leasing, cable television, oil and gas). All representatives registered with FSC Securities are required to obtain and maintain comprehensive errors and omissions coverage.

Each securities representative associated with FSC Securities that has not been designated a Managing Field Associate ("MFA") is affiliated with an MFA. Each MFA has access to the full complement of FSC Corporation resources. Generally, each MFA is registered as a principal of FSC Securities with the National Association of Securities Dealers, Inc. ("NASD") and FSC Securities designates an MFA office as an Office of Supervisory Jurisdiction.

     FSC Agency, Inc.
     ----------------

FSC Agency was formed in 1972 under the laws of the State of Georgia. FSC Agency offers multiple insurance products and services through its licensed representatives. Products include life, annuity, and disability products from leading national insurance carriers. FSC Agency does not develop, generate or underwrite any of the insurance products offered, but offers through its licensed representatives, insurance products developed by third parties to individuals interested in life, disability and annuity products. Services include due diligence and screening of insurance products; competitive analysis; serving as a liaison between representatives and insurance product sponsors; experienced underwriting support; and conceptual sales development.

Unlike their treatment for regulatory and compliance purposes, commissions on variable insurance products for financial reporting purposes are reported as insurance commissions. Commissions on variable insurance products accounted for 29.3%, 24.8%, and 23.3% of consolidated revenues of the Company for 1996, 1995, and 1994, respectively.

FSC Agency seeks to sell a volume of products from selected quality insurance companies. Commissions earned by FSC Agency, which excludes commissions earned on variable insurance products, accounted for 4.2%, 7.5%, and 7.2% of total consolidated revenues of the Company in fiscal 1996, 1995, and 1994, respectively.

For the year ended December 31, 1996, 2.9% of consolidated total revenues was derived from traditional life, long-term disability, and long-term care insurance products and 1.3% of consolidated total revenues was derived from fixed annuity products.

FSC Agency has 15 subsidiaries, all of which were formed for the purpose of satisfying state regulatory requirements.

Other Subsidiaries
------------------

     FSC Advisory Corporation
     ------------------------

FSC Advisory Corporation is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. FSC Advisory Corporation was formed in 1970 under the laws of the State of Georgia.


     FSC Realty, Inc.
     ----------------

FSC Realty, Inc. was formed in 1973 under the laws of the State of Georgia as a real estate brokerage firm. It is currently inactive.


     FSC Realty Advisors Corp.
     -------------------------

FSC Realty Advisors Corp. serves as corporate general partner for limited partnerships which invest in real estate. As of December 31, 1996, FSC Realty Advisors Corp. served in this capacity for two partnerships. FSC Realty Advisors Corp. was formed in 1982 under the laws of the State of Georgia.


     FSC Resources Corporation
     -------------------------

FSC Resources Corporation was formed in 1979 under the laws of the State of Georgia. It is currently inactive.


     Financial Service Corporation of America
     ----------------------------------------

Financial Service Corporation of America was formed in 1965 under the laws of the State of Georgia. It is currently inactive.

Consolidated Revenues by Source
-------------------------------

No single customer constitutes a material percentage of the Company's consolidated revenues. The following table sets forth the amount and percentage of revenues from each source for the years ended December 31, 1996, 1995, and 1994:

                                                       Year Ended December 31
                                  -----------------------------------------------------------------
                                          1996                  1995                   1994
                                  --------------------  --------------------  ---------------------
                                   Amount      Percent   Amount      Percent    Amount      Percent
                                  --------    --------  --------    --------  ---------   ---------
===================================================================================================
Securities Commissions:
---------------------------------------------------------------------------------------------------
     Mutual Funds               $ 50,603,351     40.9%  $34,137,290     41.1%  $29,831,786    43.7%
---------------------------------------------------------------------------------------------------
     Partnerships                  3,045,887      2.5%    3,088,872      3.7%    2,956,827     4.3%
---------------------------------------------------------------------------------------------------
     General Securities            8,675,465      7.0%    6,165,031      7.4%    4,876,243     7.1%
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
Total Securities Commissions      62,324,703     50.3%   43,391,193     52.2%   37,664,856    55.1%
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
Insurance Commissions             41,569,597     33.6%   26,805,649     32.2%   20,877,663    30.6%
---------------------------------------------------------------------------------------------------
Fees Revenues                      19,552,708     15.8%   12,579,663     15.1%    9,637,186    14.1%
---------------------------------------------------------------------------------------------------
Investment Income                    429,665      0.3%      344,140      0.4%      144,243     0.2%
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

            TOTAL REVENUES      $123,876,673    100.0%  $83,120,645    100.0%  $68,323,948   100.0%
===================================================================================================

Securities Business
-------------------

During the fiscal years ended December 31, 1996, 1995, and 1994, approximately 50.3%, 52.2%, and 55.1% respectively, of the Company's total consolidated revenues were derived from securities transactions.

Sales of mutual funds accounted for 40.9% of the Company's total consolidated revenues in 1996, 41.1% in 1995, and 43.7% in 1994.

Sales representatives associated with FSC Securities also have access to interests in a variety of limited partnerships, including those involved in real estate, oil and gas, and equipment leasing. Limited partnership sales accounted for 2.5%, 3.7%, and 4.3% of the Company's total consolidated revenues in 1996, 1995, and 1994, respectively.

FSC Securities has a trading desk and its representatives have access to common and preferred stocks, both listed and over-the-counter; taxable and tax-exempt bonds; equity and index options; brokered negotiable certificates of deposit; and unit investment trusts.

General Securities sales represented approximately 7.0%, 7.4%, and 7.1% of total consolidated revenues for the years ended December 31, 1996, 1995, and 1994.
FSC Securities acts as agent in effecting transactions in both listed and over-the-counter corporate debt and equity securities. However, its revenues are primarily derived from transactions in listed mutual funds.

Although FSC Securities does not purchase securities for its own account or offer to buy and sell for its own account as a principal (i.e., act as a "market maker") in equity securities, this type of business could develop in the future.

Retail commissions are charged on both exchange and over-the-counter transactions in accordance with guidelines promulgated by the NASD. In certain cases, discounts are granted to retail customers generally on large trades or to active customers. FSC Securities is not a member of any stock exchange. It effectuates exchange transactions for its customers through its arrangements with the Pershing Division of Donaldson, Lufkin & Jenrette Securities Corporation ("Pershing"). See "Business -- Administration and Operations."

Transactions in securities may be effected on either a cash or margin basis. Margin accounts allow customers to pay less than the full cost of a security purchased, the balance of the purchase price being provided by Pershing as a loan secured by securities and cash for the customer's account. The annual dollar volume of margin transactions is an insignificant part of the Company's business.

Administration and Operations
-----------------------------

Trading, operations and finance personnel are responsible for the execution of orders; receipt, identification and delivery of funds and securities; internal financial control; accounting functions; office services; and compliance with regulatory requirements.

The back-office operations of FSC Securities use an electronic data processing service to process orders, transmit execution reports and record all data pertinent to trades. In-house clearing is available for mutual funds, partnerships, variable annuities, contractual plans, money market funds and custodial accounts. FSC Securities clears its transactions in exchange-listed securities through Pershing pursuant to a Fully Disclosed Correspondent Agreement.

Generally, FSC Securities executes transactions in exchange-listed securities and Pershing processes such transactions for FSC Securities' account and the accounts of its customers. Services provided by Pershing include billing and credit control, and receipt, custody and delivery of securities, for which FSC Securities pays a fee. In addition, Pershing extends credit to FSC Securities' customers to enable them to purchase securities on margin. By engaging the processing services of Pershing, the Company is exempt from certain reserve requirements imposed by Rule 15c3-3 under the Securities Exchange Act of 1934. See "Business -- Regulation, FSC Securities Corporation".

The Company believes that its internal control structure and safeguards against securities theft, including use of depositories and periodic securities counts, are adequate. As required by the NASD and certain other authorities, the Company carries a fidelity bond covering any loss or theft of securities, as well as embezzlement and forgery. The Company believes the amount of such bond meets NASD requirements.

FSC Securities posts its books and records daily. Periodic reviews of certain controls are conducted, and administrative and operations personnel meet periodically with management to review FSC Securities' operational conditions. Operations personnel along with compliance personnel review and monitor day-to-day operations in an effort to assure compliance with applicable laws, rules and regulations.

FSC Corporation has installed and continues to upgrade a modern, comprehensive data management system. The Company continues to enhance the effectiveness and efficiency of its information and record keeping functions. Management believes this system can accommodate future growth within the Company.

Investment Advisory Services
----------------------------

By offering investment advisory services ("Advisory Services") the Company is able to offer the services of third party and professional investment managers to registered representatives to recommend to their clients. Advisory Services also enable clients to participate in the stock and bond markets with professional guidance and individual management through an advisory account that is managed by the registered representative and the client on a fee basis.

Recruiting and Marketing
------------------------

The Recruiting Department has the responsibility for recruiting new representatives to FSC Securities. The Department is managed and directed by a member of senior management, who is assisted by eight professionals having specific territory and project assignments, including transition assistance for the new representatives.

The Recruiting Department interviews experienced registered representatives to determine their interest in joining FSC Securities and its affiliates. Specifically, the Department selects individuals who are or could qualify as registered sales principals and be designated as an Office of Supervisory Jurisdiction ("OSJ") with the NASD. In addition, numerous registered representatives are interviewed, qualified and referred to FSC Securities' existing OSJs for potential affiliation. Also, the Recruiting Department recruits qualified registered representatives to serve as representatives in various financial institutions throughout the country.

The Department develops, qualifies and maintains a national referral base of interested representatives by being responsive to national advertising, professional referral sources and through membership in various national industry groups.

The Company's Marketing Department has responsibility for product sponsor relations and communications with registered representatives. The Department organizes strategic alliances and cooperative marketing programs with various product sponsors. These programs can include product education, sales and marketing strategies, and target marketing. Field communications include a national education and business conference, periodic educational materials, an electronic field office system and training meetings. In addition, the Department is responsible for practice management and practice marketing programs which assist representatives in increasing their productivity and knowledge. The Marketing Department also assists the home office staff in providing enhanced service to registered representatives.


Financial Institution Services - Specialized Investments Division
-----------------------------------------------------------------

Third party marketing of products and services through financial institutions is an additional channel of distribution for the Company. This program provides community banks, thrifts, and credit unions a method of offering full financial services and access to alternative investment products for their customers. Specialized Investments Division offers a full menu of services to its financial institution clients making it possible for the financial institution to offer their own local financial services program in a very short period of time. Specialized Investments Division provides business planning, site analysis, representative recruiting, training both for the representative and the financial institution employee, marketing support programs and material, technological support through on line software systems, product selection and compliance, complete operating and sales systems, all sales material and business supplies, reporting and complete sales management support.

Specialized Investments Division offers three distinct programs. Under the managed program, registered representatives, who are employees of FSC Securities, offer brokerage and advisory services to customers at the financial institution. Under the dual employee program, the registered representative is an independent contractor with FSC Securities but an employee of the financial institution whose primary responsibility is to deliver alternative investments to the customers of the financial institution. The third method of offering products through the financial institution is through the platform program. Under the platform program, the representative is an employee of the financial institution who offers a more limited range of products which is secondary to their primary duties at the financial institution.

Management of FSC believes that it is in a unique position to become a primary provider of third party services to financial institutions because of its ability to leverage off existing programs and services offered by FSC without spending resources and time to develop operating and support systems on its own. Using the existing and new technology and systems developed by FSC, the Company is able to be highly competitive in a field of providers that is already shrinking. It is the belief of management that regulatory changes, lower product margins, technology advancements, and a demand for increased services by the consumer will make it harder for smaller and less capitalized firms to continue to compete in the marketplace.

It is also the opinion of management that the development of a distribution channel through financial institutions is a logical move since an increasing number of consumers are purchasing alternative products and services from financial institutions. It is also the belief of management that this trend will continue in the future. The primary market for Specialized Investments Division is smaller community financial institutions which do not have the resources or the experience to become their own broker-dealer. There is a trend among smaller financial institutions to outsource many of these services in order to be competitive with the larger national and regional financial institutions.


Competition
-----------

The Company continues to face substantial competition from many competitors, some of which, as subsidiaries of major financial institutions, are larger and have substantially greater financial and marketing resources than the Company. The Company competes directly with many other securities firms. A number of these firms offer discount brokerage services to individual retail customers and generally effect transactions at lower commission rates on an "execution only" basis without offering other services such as investment recommendations and research. The further expansion of discount brokerage firms could adversely affect the Company's retail business. Moreover, there is substantial commission discounting by full-service broker-dealers. The possible increase of this discounting could adversely affect the Company. Other financial institutions, notably banks and savings and loan associations, offer customers some of the services and products provided by securities firms. In addition, certain large corporations have entered the securities industry by acquiring securities firms. While it is not possible to predict the type and extent of competitive services which banks and other institutions ultimately may offer to customers, the Company may be adversely affected to the extent those services are offered on a large scale. Management believes that the Company's ability to offer both insurance and securities products as part of the financial services it offers and the quality of its services are valuable assets in this competitive environment.

In addition, there is intense competition among securities brokerage firms and insurance companies for sales representatives with good sales production records. The Company believes that the broad ownership of the Company by its employees and representatives has facilitated it in retaining qualified personnel and representatives.


Employees and Registered Representatives
----------------------------------------

At December 31, 1996, 1995, and 1994 the Company or its affiliates employed 171, 116, and 99 full- time employees, respectively, including field associates of Specialized Investments Division who are employees of FSC Securities under the financial institution managed program.

At December 31, 1996, FSC Securities had 1,333 registered representatives who are licensed by the NASD, and who through FSC Agency are also licensed to sell insurance products. 270 of the active registered representatives are Managing Field Associates.

In addition, FSC Agency has 91 agents who are solely insurance agents and who are not registered representatives of FSC Securities. In addition to its traditional recruiting, FSC Securities seeks smaller broker-dealers who are willing to transfer their securities representatives and related accounts.
Since 1990, FSC Securities has entered into agreements with principals of sixteen such broker-dealers. The majority of customer accounts handled by these individuals have been transferred to FSC Securities. The Company intends to continue its recruiting efforts to expand the number of representatives associated with FSC Securities. Registered representatives and insurance agents who are associated with FSC Securities or FSC Agency, as applicable, are independent contractors and not employees except for registered representatives assigned to the Company's managed financial institution services program (see Financial Institution Services -- Specialized Investments Division above) who are employees of FSC Securities and are not independent contractors.

Management believes that the Company's relations with its employees and sales representatives are good. The Company's labor force is not subject to any collective bargaining agreement.

Regulation
----------

     FSC Securities Corporation
     --------------------------

The securities industry is subject to extensive regulation under federal and state laws. The Securities and Exchange Commission (the "SEC") is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges. The self- regulatory organizations adopt rules (which are subject to approval by the SEC) which govern the industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. FSC Securities currently is qualified to conduct business as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico.

The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales methods, trading practices, capital structure of securities firms, uses and safekeeping of customers' funds and securities, record keeping, the conduct of directors, officers and employees and supervision of Offices of Supervisory Jurisdiction, branches and registered representatives. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules often affect directly the method of operation and profitability of broker-dealers. The SEC and the self-regulatory organizations may conduct administrative proceedings, which can result in censure, fines, suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets rather than the protection of creditors and stockholders of broker-dealers.

In order to comply with applicable regulatory requirements, FSC Securities representatives are required to be licensed in their state of residence as well as in the state of residence of the customer.

As a broker-dealer, and as a member firm of the NASD, FSC Securities is subject to the Uniform Net Capital Rule ("Rule 15c3-1") promulgated by the SEC which provides that a broker-dealer doing business with the public must maintain certain net minimum capital and shall not permit its aggregate indebtedness to exceed certain specified limitations. Rule 15c3-1 is designed to measure a firm's financial integrity and liquidity. A broker-dealer may be required to reduce its business and restrict the withdrawal of subordinated capital if its net capital, as defined by Rule 15c3-1, drops below specified levels, and also may be prohibited from expanding its business or declaring cash dividends. In addition, failure to maintain the required net capital may subject a broker-dealer to disciplinary actions by the SEC, the NASD and state securities administrators, including censure, fines, suspension or expulsion. Rule 15c3-1 may limit FSC Securities' use of its capital.

Rule 15c3-1 requires that the ratio of aggregate indebtedness, as defined, to net capital not exceed 15 to 1 or, alternatively that the net capital shall not be less than 2% of aggregate debit items, as defined (which are generally receivables from customers and broker-dealers) as computed according to Exhibit A to Rule 15c3-3, and imposes certain restrictions on operations. As of December 31, 1996, FSC Securities qualified for an exemption from Rule 15c3-3 and, thus, computes its net capital under the first method.

In computing net capital, various adjustments to net worth are made with a view to excluding assets which are not readily convertible into cash and with a view to a conservative statement of other assets, such as a firm's position in securities. FSC Securities may not allow withdrawal of subordinated capital if minimum net capital would thereafter be less than 5% of aggregate debit items as defined under the SEC Uniform Net Capital Rule. Further, FSC Securities may not permit equity capital to be withdrawn whether by payment of dividends, repurchase of stock or other means, if its net capital would thereafter be less than 5% of aggregate debit items as defined under the SEC Uniform Net Capital Rule. Compliance with the Uniform Net Capital Rule may limit those operations of a firm which may require the use of its capital, such as "firm commitment" underwriting and maintaining the inventory required for a firm making a market in securities.

At December 31, 1996, FSC Securities had aggregate net capital of $2,742,411, which was $2,007,616 in excess of required minimum net capital of $734,795.


FSC Agency, Inc.
----------------

The insurance industry in the United States is subject to regulation under state laws. Each state has licensing requirements for all insurance agencies which transact business in that state. In order to become licensed in some states, it is necessary for the agency which transacts business within that state to be domiciled in that state. FSC Agency has 15 subsidiaries, all of which were formed for the purpose of satisfying regulatory requirements in states requiring insurance agencies to be domiciled in that state. In addition, each state requires that individual insurance agents who transact business in that state be licensed by that state. It is the policy of FSC Agency to require its insurance agents to be licensed not only in the state of residence of the customer, but also in the state of residence of the insurance agent and states in which the insurance agent works.

ITEM 2.   PROPERTIES.

The Company's office is located at 2300 Windy Ridge Parkway, Suite 1100, Atlanta, Georgia 30339. The Company office space increased an additional 30,372 square feet at this facility during 1996 to a total of 54,048 square feet under the terms of a lease which expires on December 31, 2006 with a five year renewal option. The Company leases an additional 1,556 square feet in the same building for its administrative office area under the terms of a lease which expires December 31, 2001.

ITEM 3.   LEGAL PROCEEDINGS.

The Company and certain of its subsidiaries are parties to various legal proceedings, including civil actions, administrative proceedings and arbitration proceedings, that are incidental to the business conducted by such parties. In recent years, there has been an increased incidence of litigation involving the securities industry, particularly with respect to retail firms such as FSC Securities. Such litigation may be attributable in part to the nature of the business in which FSC Securities is engaged, which involves the execution of a substantial number of financial transactions on behalf of thousands of customers involving substantial financial investments. FSC Securities Corporation has been named as a defendant or a respondent in a variety of pending litigation, including civil actions and arbitration proceedings, concerning matters arising in connection with its business. While the ultimate resolution of these actions against the Company cannot be predicted with certainty, after considering all relevant facts, including insurance coverages and financial statement reserves, management does not believe that these actions, if adversely determined, will have a material adverse effect on the Company's financial condition or results of operation.

In addition to routine litigation incidental to its business and various other legal proceedings which management does not consider to be material, there are four pending lawsuits which involve claim amounts of sufficient size that, in a worst case scenario, the lawsuits could have a materially adverse effect on the Company's financial condition. These suits are described below.

On August 23, 1990, W. Simmons Sandoz as Trustee for Henry McLemore, II, together with others filed suit against FSC Securities, et al. in the 19th Judicial District Court, Parish of East Baton Rouge, Louisiana for an unspecified amount of damages. The claims in this case arise out of the plaintiffs' purchases of partnership interests in seven partnerships. The complaint alleges that FSC Securities failed to establish, maintain and reasonably enforce supervisory procedures in violation of Article III, Sections 1 and 27 of the NASD's Rules of Fair Practice, and claims that FSC Securities is jointly and severally liable for all damages which have resulted to the plaintiffs from the actions of a former registered representative associated with FSC Securities. Plaintiffs had previously filed their claims in federal court. These claims were dismissed by the judge and a subsequent appeal was denied. This prompted plaintiffs to file in state court. The defendants have vigorously denied all of plaintiffs' claims, and are defending the action. Management believes that FSC Securities has meritorious defenses to plaintiffs' claims. Additionally, the Company has filed a proof of claim under its fidelity bond. On April 13, 1992 an Order of Dismissal was entered dismissing six plaintiffs from this litigation due to the fact that the plaintiffs' attorney had no authority to file the lawsuit in their name.

On October 26, 1994, FSC Securities Corporation was served the civil lawsuit of Wesley Marquart; Lawrence Marquart; Truman Adams; Donald Clark; LaVerne Ferraro; Ronald Gibb; and Susan Gibb, v. FSC Securities Corporation, et al. in Superior Court of California, County of Orange for, among other things, class damages in excess of $10 million plus interest. The claims in this case arose from the Plaintiffs' purchases of promissory notes issued by various business trusts.

The complaint alleged that FSC Securities sold securities by means of misrepresentations, fraudulent concealment and omissions of material facts thus violating California securities laws and breaching its fiduciary duties. The defendants vigorously denied all plaintiffs' claims. On or about November 5, 1996, this complaint was settled with the settlement amount covered by the Company's error and omissions liability policy.

On September 14, 1995, FSC Securities Corporation and several other broker dealers were served with a complaint in a civil lawsuit filed by Louise E. Marks, George L. Aames, Jenny Amezcua, Donald C. Nanney, Barbara H. Nanney, Dr. Vernoy A. Reihmer as Trustee for the Vernoy A. Reihmer MD Defined Benefit Plan, and Greer Tank, Inc. as Trustee for the Greer Tank & Welding Profit Sharing Plan, on behalf of themselves and all others similarly situated. The lawsuit was filed against FSC Securities Corporation and numerous other defendants in the United States District Court, Central District of California, Southern Division for, among other things, class damages in excess of $15 million. The claims in this case arise from the Plaintiffs' purchase of certain Notes through registered representatives of FSC Securities and other broker dealers. The complaint basically alleges that FSC Securities and other broker dealers failed to adequately perform its due diligence of the Notes thus violating California securities laws and breaching certain fiduciary duties. FSC Securities vigorously denies all plaintiffs' claims, and is defending the action. Management believes that FSC Securities has meritorious defenses to plaintiffs' claims. Additionally, FSC Securities has filed a proof of claim under its errors and omissions insurance liability policy.

On July 18, 1995, FSC Securities Corporation was served with a complaint in a civil lawsuit filed by William A. and Barbara K. Blakemore, James G. and Irene
H. Close, Francis E. Courain, Theodora L. Rink, William J. and Mary G. Waters, and Paul R. West. The lawsuit was filed against FSC Securities Corporation and numerous other defendants in the Circuit Court of the City of Norfolk, Virginia for, among other things, actual damages in the amount of $1,000,000 plus interest. The claims in this case arise from the Plaintiffs' purchase of various limited partnership interests through a registered representative of FSC Securities. The complaint alleges, among other things, that FSC Securities failed to supervise the activities of its registered representative. On March 27, 1996 the Court concluded that the case should be directed to arbitration before the NASD. The NASD arbitration claim was received December 2, 1996. FSC Securities vigorously denies all plaintiffs' claims, and is defending the action. Management believes that FSC Securities Corporation has meritorious defenses to plaintiffs' claims. Additionally, FSC Securities has filed a proof of claim under its errors and omissions insurance liability policy.

On March 1, 1995, the Securities and Exchange Commission ("SEC") issued a formal order of investigation of certain activities of the Company. Although issues have been raised during the course of the investigation, the SEC has not communicated any formal position regarding these issues. Management believes that the ultimate outcome of the issues raised will not have a materially adverse affect on the Company's financial statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information
------------------

There is no established public trading market for the Company's common stock. During the year ended December 31, 1996, the Company believes that sales of Company common stock occurred at prices ranging from $6.84 to $12.00 per share. The Company is not necessarily aware of every sale of Company stock that takes place or of the price at which such sales take place.

Holders
-------

As of December 31, 1996, there were 311 holders of the Company's common stock.

Dividends
---------

The Company has no history of paying dividends. Management intends to reinvest the Company's earnings in its business to support operations and growth and, thus, has no present intention of paying cash dividends.

ITEM 6.   SELECTED FINANCIAL DATA.

                         FINANCIAL SERVICE CORPORATION

                            Selected Financial Data
                            -----------------------

The selected financial data set forth below is derived from the consolidated financial statements of FSC for the years ended December 31, 1996, 1995, 1994, 1993, and 1992.

The data should be read in conjunction with the financial statements, related notes and other financial information included herein.

                         FINANCIAL SERVICE CORPORATION
                            SELECTED FINANCIAL DATA

-----------------------------------------------------------------------------------------------------------------
Statement of Income Data:
                                        Year Ended     Year Ended     Year Ended    Year Ended    Year Ended
                                         12/31/96       12/31/95       12/31/94      12/31/93      12/31/92
-----------------------------------------------------------------------------------------------------------------
Revenues                               $123,876,673    $83,120,645    $68,323,948   $63,287,547   $52,505,050

Net income                               $6,961,974     $1,918,712       $716,725      $865,305      $834,490

Net income per common share                   $7.87          $2.18          $0.81         $0.98         $0.93

 Weighted average number of common and
  common equivalent shares outstanding      884,192        881,241        885,681       887,049       895,748
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
 BALANCE SHEET DATA:
                                         12/31/96       12/31/95       12/31/94      12/31/93      12/31/92
-----------------------------------------------------------------------------------------------------------------
 Total assets                           $30,866,672    $16,782,761    $12,744,885   $15,554,252   $12,709,677

 Excess of acquired net assets over cost,
  net of accumulated amortization                $0             $0             $0      $149,355      $547,635

 Stockholders' equity                   $13,831,292     $6,822,918     $4,903,538    $4,194,195    $3,248,274
-----------------------------------------------------------------------------------------------------------------

Note : For the periods above, the company had no long-term debt obligations, nor did it declare cash dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Historical Background
---------------------

The business operations of FSC and its subsidiaries for the periods discussed have been affected significantly by the following events:

New recruiting and marketing programs have been implemented during the past several years, thus causing higher producing representatives to join the Company.

Favorable market conditions in 1992 and 1993 resulted in a substantial increase in revenues through 1993. A generally poor investment environment in 1994 served as an offset to the additional revenues produced by additional representatives. The Company exceeded its expected revenue in 1995 and 1996 with increased productivity of existing representatives and the support of additional representatives as well as favorable market conditions. Management expects increasing revenues and continued profitability in 1997.


Results of Operations Expressed as a Percentage of Revenues
-----------------------------------------------------------

The following table specifies, for the periods indicated, the percentage of revenues represented by certain revenue and expense items.

                         FINANCIAL SERVICE CORPORATION
          RESULTS OF OPERATIONS EXPRESSED AS A PERCENTAGE OF REVENUES

                                                                                  YEAR ENDED         YEAR ENDED        YEAR ENDED
STATEMENT OF INCOME DATA:                                                          12/31/96           12/31/95          12/31/94
-------------------------                                                         ---------           --------          --------
REVENUES:
  Securities commissions/(1)/                                                         50.3%              52.2%             55.1%
  Insurance commissions/(1)/                                                          33.6%              32.2%             30.6%
  Advisory services and other fees                                                    15.8%              15.1%             14.1%
  Investment income                                                                    0.3%               0.4%              0.2%
                                                                                  ---------           --------          --------
TOTAL REVENUES                                                                       100.0%             100.0%            100.0%
                                                                                  ---------           --------          --------

EXPENSES:
  Securities commissions/(1)/                                                         42.4%              43.5%             46.4%
  Insurance commissions/(1)/                                                          29.6%              28.4%             27.0%
  Advisory services and other fees                                                    11.2%              10.3%              9.2%
  Employee compensation and benefits                                                   7.2%               8.0%              8.3%
  General and administrative                                                           6.1%               6.6%              6.5%
  Depreciation and amortization                                                        1.2%               1.4%              1.5%
  Interest                                                                             0.1%               0.1%              0.1%
                                                                                  ---------           --------          --------
TOTAL EXPENSES                                                                        97.8%              98.3%             99.0%
                                                                                  ---------           --------          --------

INCOME BEFORE INCOME TAX BENEFIT                                                       2.2%               1.7%              1.0%

INCOME TAX BENEFIT                                                                     3.4%               0.6%              --
                                                                                  ---------           --------          --------
NET INCOME                                                                             5.6%               2.3%              1.0%
                                                                                  =========           ========          ========


/(1)/ For purposes of this table, commissions and expenses related to the sale of variable insurance products are included in insurance.

FISCAL YEAR ENDED DECEMBER 31, 1996 COMPARED TO FISCAL YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------
1995
----


General
-------

The Company's net income for the year ended December 31, 1996 was $6,961,974 as compared to $1,918,712 for the year ended December 31, 1995. Total Revenues increased approximately 49.0% to $123,876,673, while Total Expenses rose approximately 48.3% to $121,150,499 for the year ended December 31, 1996. The increase in revenues is primarily attributable to increased sales of variable insurance, mutual fund, and general securities as well as increases in the fee based revenue line of business. The increase in Total Expenses is primarily related to increased volume and to increased operating expenses, most notably, marketing expenses, and compensation and benefits.

The Company intends to continue its program of investing in and improving its operations and information systems in order to provide enhanced and more effective support services to field associates, as well as to increase the efficiency of back-office operations. Additionally, the Company is also investing funds in marketing and distributing existing products and services through financial institutions. In order to improve its revenue growth, the Company plans to continue its strategy of recruiting high quality representatives and licensing and transferring field forces of existing broker-dealers if such opportunities arise on an economically feasible basis. These investments are expected to be funded from current cash flow and working capital.


Results of Operations
---------------------

Commission revenues increased 48.0% to $103,894,300 in 1996. The growth of commission revenues resulted from increased productivity of existing representatives, favorable market conditions, an increased number of registered representatives associated with the Company, as well as growth in marketing of products through financial institutions. The number of representatives was 1,333 as of December 31, 1996, an increase of 184 representatives, or 16.0% during 1996.

Commission expenses increased 49.3% to $89,217,818 in 1996. The increase is attributable to an increase in the volume of commission revenues as discussed above. Commission expenses represented 85.1% of gross commission revenue in 1995, increasing to 85.9% of gross commission revenue in 1996. The increase in commission expenses as a percentage of gross commission revenues is primarily related to increased productivity of existing and newly recruited registered representatives with the Company.

The result of these factors was an increase in net commission revenue (gross commission revenues less commission expenses) of $4,234,915 or 40.6% to $14,676,482 from 1995 to 1996.

Advisory Services and Other Fees
--------------------------------

Fees for advisory services and other fee revenues increased 55.4% to $19,552,708 for the year ended December 31, 1996. The increase reflects greater emphasis on the fee based line of business, as discussed in the preceding paragraph, and was the result of an increase of 46.7% to $8,848,866 in advisory services revenues provided by representatives in 1996. Fee based business reflects Company offered fee based services and training, industry trends, and an increase in client assets under management.

There was an increase of 41.4% to $4,075,241 in revenues from existing product sponsors as well as sponsors added during 1996. These monies are paid to the Company by product sponsors for distribution and marketing support, and for access to the growing number of registered representatives affiliated with the Company.

In addition, an increase of $1,568,332 in other fee revenues is attributable to the implementation of the Company's supervision policy required by NASD Notice to Members 94-44 ("NTM 94-44") issued in 1994.

Advisory service expense and expenses related to the generation of other fees increased 62.0% to $13,967,691 for the year ended December 31, 1996. This is primarily related to the increase in volume related to advisory services and other fee revenues discussed above.


Investment Income and Interest Expense
--------------------------------------

Investment income increased 24.9% to $429,665 for the year ended December 31, 1996. The increase in investment income is attributable to the increase in funds available for investment in 1996.

The Company has no debt. Interest expense is related solely to clearing activity with the Pershing Division of Donaldson, Lufkin & Jenrette Securities Corporation ("Pershing"). Interest expense increased 52.1% to $63,618 for the year ended December 31, 1996.


Employee Compensation and Benefits
----------------------------------

The number of full-time personnel employed by FSC increased 47.4% from 116 as of December 31, 1995 to 171 as of December 31, 1996. The increase in the number of employees is attributable to the growth in business and the financial institution marketing program. Total employee compensation and benefits increased 33.3% to $8,887,856 in 1996. This increase was the result of several factors including expenses associated with additional personnel, incentive compensation and merit increases in base salaries.

Approximately $206,000 and $151,000 was recognized as expense for the Company's 401(k) program in 1996 and 1995, respectively, which represents matching by the Company of a portion of each participating employee's contributions. The increase is primarily due to additional employees participating in the 401(k) plan.


General and Administrative Expenses
-----------------------------------

General and administrative expenses increased 38.1% to $7,617,256 in 1996. The increase is related to the growth in Company operations associated with increases in business volume, the expanded marketing of products through financial institutions, increases in recruiting costs and legal costs, and expenses associated with the Company's first annual National Education and Business Conference.


Depreciation and Amortization
-----------------------------

Depreciation and amortization expense increased 27.3% to $1,459,878 in 1996.
The increase is the result of continuing investments in information systems and equipment and the resulting increase in depreciation and in amortization. Total capitalized investment costs during 1996 were approximately $4,976,000 compared to $1,449,000 for 1995. Also, refer to the discussion of capital investments in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".


Income Tax Benefit
------------------

See Note 7 in "Notes to Consolidated Financial Statements" in the Company's audited financial statements, "Item 8. Financial Statements and Supplementary Data".

FISCAL YEAR ENDED DECEMBER 31, 1995 COMPARED TO FISCAL YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------
1994.
-----

General
-------

The Company's net income for the year ended December 31, 1995 was $1,918,712 as compared to $716,725 for the year ended December 31, 1994. Total Revenues increased approximately 21.7% to $83,120,645, while Total Expenses rose approximately 20.8% to $81,708,523 for the year ended December 31, 1995. The increase in revenues was primarily attributable to increased sales of general securities, variable insurance and traditional insurance products, and increases in the fee based revenue line of business. The increase in Total Expenses was primarily related to increased volume and to increased operating expenses, most notably, compensation and benefits, and depreciation and amortization expenses.

Results of Operations
---------------------

Commission revenues increased 19.9% to $70,196,842 in 1995. The increase resulted from improved cyclical market conditions and an increased number of representatives associated with FSC Securities. The number of representatives was 1,149 as of December 31, 1995, an increase of 186 representatives, or 19.3% during 1995.

Commission expenses increased 19.2% to $59,755,274 in 1995. The increase was attributable to an increase in the volume of commission revenues as discussed above. Commission expenses represented 85.7% of gross commission revenue in 1994, decreasing to 85.1% of gross commission revenue in 1995. Contributing factors affecting the reduction in commission expense as a percentage of gross commission revenue included a shift to fee based commissions and increased general securities sales, which generally had a lower payout percentage to registered representatives and the impact of the lower payout to the registered representative on products sold through financial institutions.

The result of these factors was an increase in net commission revenue (gross commission revenues less commission expenses) of $2,050,344 or 24.4% to $10,441,568 from 1994 to 1995.

Advisory Services and Other Fees
--------------------------------

Fees for advisory services and other fee revenues increased 32.6% to $12,579,663 for the year ended December 31, 1995. The increase reflected greater emphasis on the fee based line of business, as discussed in the preceding paragraph, and was the result of an increase of 39.0% to $6,034,160 in advisory services revenues provided by representatives in 1995. The increase in fee based business was driven primarily by an expanded range of fee based services, industry trends, and an increase in client assets under management.

Advisory service expense and expenses related to the generation of other fees increased 35.7% to $8,623,584 for the year ended December 31, 1995. This was primarily related to the increase in volume related to advisory services and other fee revenues discussed above.

Investment Income and Interest Expense
--------------------------------------

Investment income increased 138.6% to $344,140 for the year ended December 31, 1995. The increase in investment income was attributable to the increase in funds available for investment in 1995 and rising rates of return due to increased market rates on invested funds over the previous year.

The Company had no debt. Interest expense was related solely to clearing activity with Pershing. Interest expense decreased to $41,833 for the year ended December 31, 1995.


Employee Compensation and Benefits
----------------------------------

The number of full-time personnel employed by FSC increased 17.1% from 99 as of December 31, 1994 to 116 as of December 31, 1995. The increase in the number of employees was attributable to the growth in business and the financial institution marketing program. Total employee compensation and benefits increased 17.9% to $6,667,240 in 1995. This increase was the result of several factors including the expense associated with additional personnel, incentive compensation, and merit increases in base salaries.

Approximately $151,000 and $147,000 was recognized as expense for the Company's 401(k) program in 1995 and 1994, respectively, which represented matching by the Company of a portion of each participating employee's contributions. The increase was primarily due to additional employees participating in the 401(k) plan.


General and Administrative Expenses
-----------------------------------

General and administrative expenses increased 24.7% to $5,515,352 in 1995. The increase was related to the growth in company operations including increased recruiting costs of approximately $257,000. In addition, an increase of approximately $614,000 was attributed to increased legal costs as the result of increased litigation and related costs.


Depreciation and Amortization
-----------------------------

Depreciation and amortization expense increased to $1,146,404 in 1995. The increase was the result of continuing investments in information systems and equipment and the resulting increase in depreciation and in amortization. Total capitalized investment costs during 1995 were approximately $1,449,000 compared to $1,027,000 for 1994.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company remains in a relatively strong cash and working capital position with cash and cash equivalents comprising approximately 17% of total assets at December 31, 1996, and 26% of total assets at December 31, 1995. Total liabilities have increased approximately $7,076,000. The primary determinants for the increase were attributable to increased commissions and fees payable of approximately $2,339,000 related to volume and timing of the payment of commissions and to increased accounts payable and accrued expenses of approximately $2,947,000 also related to volume and timing of payments.

Operating cash, which excludes cash required to be segregated under provisions of the Securities Exchange Act of 1934, increased approximately $834,000 from December 31, 1995 to December 31, 1996. The Company has made capital investments of approximately $4,976,000 during 1996. This consisted primarily of hardware and software enhancements to its information system and capitalized expenses related to home office expansion (See "Item 2. Properties").
Offsetting cash flow from operations, were payments for litigation expenses of approximately $420,000 as of December 31, 1996.

The segregated cash balance increased approximately $1,908,000 from December 31, 1995 to December 31, 1996. The increase is entirely due to the timing of receipts. The segregated cash balance of $3,632,102 represents amounts received on behalf of customers for mutual fund purchases on or before December 31, 1996 which settled subsequent to December 31, 1996. This cash was transferred to appropriate mutual fund companies upon settlement of the transactions. The related liability of approximately $4,272,000 is recorded as accounts payable to dealers.

As of December 31, 1996, FSC Securities had net capital of $2,742,411 which is $2,007,616 in excess of the required net capital. As of December 31, 1995, FSC Securities had net capital of $2,455,681, which was an excess of $2,034,626 over the required net capital.

In 1993, the Company obtained a $1,000,000 committed line of credit with a major commercial bank which is guaranteed by certain of its subsidiaries. The rate of interest is the prime rate. Per annum fees in the amount of 0.375% of the total line of credit are payable quarterly. No amount was outstanding as of December 31, 1996 or 1995.

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

Litigation
----------

Reference is made to Footnote No. 6 to the Consolidated Financial Statements "Litigation and Other Contingencies" under Item 8 and to Item 3 "Legal Proceedings". The Company has reserves established of approximately $2,748,000 at December 31, 1996 to cover the estimated cost of litigation matters. Total cash payments for settlements for years ended December 31, 1996 and 1995 were $0 and approximately $196,000, respectively. Management believes the reserves established are adequate to cover the estimated probable liability for the matters known at December 31, 1996.


Effects Of Inflation
--------------------

The Company's assets are primarily liquid in nature (cash, cash equivalents and current receivables) and, therefore, are not significantly affected by inflation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         Index to Financial Statements
                         -----------------------------

                                                                                  Page
                                                                                --------
Audited Financial Statements:
----------------------------
Report of Independent Accountants                                                   F-1

Consolidated Balance Sheets as of December 31, 1996 and 1995                        F-2

Consolidated Statements of Income for the years ended December 31,
1996, 1995, and 1994                                                                F-3

Consolidated Statements of Changes in Stockholders' Equity for the years
ended December 31, 1996, 1995, and  1994                                            F-4

Consolidated Statements of Cash Flows for the years ended December 31,
1996, 1995, and 1994                                                                F-5

Notes to Consolidated Financial Statements                                      F-6 - F-14

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Financial Service Corporation


     We have audited the accompanying consolidated balance sheets of Financial Service Corporation and Subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Financial Service Corporation and Subsidiaries as of December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in accordance with generally accepted accounting principles.


/s/ Coopers & Lybrand L.L.P.


Atlanta, Georgia
February 26, 1997

                Financial Service Corporation and Subsidiaries
                          Consolidated Balance Sheets
                          December 31, 1996 and 1995

                                                             1996              1995
                                                         ------------      ------------
ASSETS
------

Cash and cash equivalents                                $ 5,215,711       $  4,382,050
Cash segregated under federal regulations                  3,632,102          1,723,908
Commissions and other receivables, net                     9,072,044          5,501,698
Information systems and equipment,
  ($12,039,118 and $7,063,598, less accumulated
  depreciation of $5,439,381 and $3,979,503 as of
  December 31, 1996 and 1995, respectively)                6,599,737          3,084,095
Deferred tax benefit, net                                  4,840,315            532,000
Prepaid expenses and other assets                          1,506,763          1,559,010
                                                         ------------      ------------
          TOTAL ASSETS                                   $30,866,672        $16,782,760
                                                         ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
  Commissions payable                                    $ 6,345,783         $4,006,942
  Accounts payable to dealers                              4,272,180          2,482,023
  Accounts payable and accrued expenses                    6,417,417          3,470,878
                                                         ------------      ------------
          TOTAL LIABILITIES                               17,035,380          9,959,843
                                                         ------------      ------------
Commitments and contingencies
  (Notes 6 and 8)

Stockholders' equity:
  Common stock, $.01 par value; 5,000,000 shares
       authorized; 924,680 shares issued and
       outstanding                                             9,247              9,247
  Additional paid-in capital                               1,474,113          1,447,713
  Retained earnings                                       12,414,705          5,452,731
                                                         ------------      ------------
                                                          13,898,065          6,909,691
  Less:
  Treasury stock (33,439 and 43,439 shares as of
       December 31, 1996 and 1995, respectively,
       at cost)                                              (66,773)           (86,773)
                                                         ------------      ------------
          TOTAL STOCKHOLDERS' EQUITY                      13,831,292          6,822,918
                                                         ------------      ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $30,866,672        $16,782,761
                                                         ============      ============

                  The accompanying notes are an integral part of these consolidated financial statements.

                Financial Service Corporation and Subsidiaries
                       Consolidated Statements of Income
             for the years ended December 31, 1996, 1995 and 1994

                                            1996                 1995                1994
                                         -----------          ----------          ----------
Revenues:
  Securities commissions                $ 62,324,703         $43,391,193         $37,664,856
  Insurance commissions                   41,569,597          26,805,649          20,877,663
  Advisory services and other fees        19,552,708          12,579,663           9,637,186
  Investment income                          429,665             344,140             144,243
                                        ------------         -----------         -----------
                                         123,876,673          83,120,645          68,323,948
                                        ------------         -----------         -----------
Expenses:
  Securities commissions                  52,558,093          36,138,190          31,689,420
  Insurance commissions                   36,659,725          23,617,085          18,461,876
  Advisory services and other fees        13,904,073           8,581,751           6,309,663
  Employee compensation and benefits       8,887,856           6,667,908           5,655,902
  General and administrative               7,617,256           5,515,352           4,423,666
  Depreciation and amortization            1,459,878           1,146,404           1,020,431
  Interest expense                            63,618              41,833              46,265
                                        ------------         -----------         -----------
                                         121,150,498          81,708,522          67,607,223
                                        ------------         -----------         -----------

Income before income tax benefit           2,726,174           1,412,122             716,725

Income tax benefit                         4,235,800             506,590              --
                                        ------------         -----------         -----------
Net income                              $  6,961,974         $ 1,918,712         $   716,725
                                        ============         ===========         ===========

Net income per common share             $       7.87         $      2.18         $      0.81
                                        ============         ===========         ===========
Weighted average number of common and
  common equivalent shares outstanding       884,192             881,241             885,681
                                        ============         ===========         ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                Financial Service Corporation and Subsidiaries
          Consolidated Statements of Changes in Stockholders' Equity
             for the years ended December 31, 1996, 1995, and 1994

                                                Additional                   Deferred
                                 Common Stock    Paid-In       Retained    Compensation     Treasury Stock     Stockholders' Equity
                              Shares    Amount   Capital       Earnings       Expense      Shares     Amount    Total      Per Share
                              ------    ------  ----------   ------------   ------------   ------     ------   -----------  --------
Balance, December 31, 1993    924,680  $  9,247 $ 1,447,713  $  2,817,294    $  (2,731)    38,718  $ (77,328)  $ 4,194,195    $4.73

  Amortization of deferred
    compensation expense        --         --        --            --            2,731       --        --            2,731      --
  Repurchase of common stock    --         --        --            --           --          5,056    (10,113       (10,113)     --
  Net income                    --         --        --           716,725       --           --        --          716,725      --
                              -------  -------- -----------  ------------   ------------   ------  ----------  -----------  -------
Balance, December 31, 1994    924,680    9,247    1,447,713     3,534,019            0     43,774    (87,441)    4,903,538     5.57

  Reclassification              --         --        --            --           --          (335)       668           668       --
  Net income                    --         --        --         1,918,712       --           --        --       1,918,712       --
                              -------  -------- -----------  ------------   ------------   ------  ----------  -----------  -------
Balance, December 31, 1995    924,680    9,247    1,447,713     5,452,730            0     43,439    (86,773)    6,822,918     7.74

  Exercise of stock option      --         --        26,400        --           --        (10,000)    20,000        46,400      --
  Net income                    --         --        --         6,961,974       --           --        --        6,961,974      --
                              -------  -------- -----------  ------------   ------------   ------  ----------  -----------  -------
Balance, December 31, 1996    924,680  $  9,247 $ 1,474,113  $ 12,414,705     $      0     33,439  $ (66,773)  $13,831,292  $ 15.52
                              =======  ======== ===========  ============   ============   ======  ==========  ===========  =======

                  The accompanying notes are an integral part of these consolidated financial statements.

                Financial Service Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
             for the years ended December 31, 1996, 1995 and 1994

                                                                            1996               1995               1994
                                                                       -------------      -------------      -------------
Cash flows from operating activities:
   Net income                                                          $  6,961,974       $  1,918,712       $    716,725

   Adjustments to reconcile net income to net cash
   provided by operating activities :
        Compensation expense associated with
             stock issuance, net                                             - -                - -                 2,731
        Depreciation and amortization                                     1,459,878          1,146,404          1,020,431
        Amortization of excess fair value of acquired
             net assets over cost                                            - -                - -              (149,355)
                                                                       -------------      -------------      -------------
                                                                          8,421,852          3,065,116          1,590,532
                                                                       -------------      -------------      -------------

   Changes in assets and liabilities:
        (Increase) decrease in cash segregated
             under federal regulations                                   (1,908,194)        (1,661,755)         1,956,185
        (Increase) decrease in commissions and other receivables         (3,570,346)           341,697            809,484
        Increase in deferred tax benefit                                 (4,308,315)          (532,000)                 0
        (Increase) decrease in prepaid expenses and other                    52,247           (806,141)           (65,947)
        Increase (decrease) in commissions payable                        2,338,840          1,081,244            (93,484)
        Increase (decrease) in accounts payable to dealers                1,790,158            186,805         (2,808,384)
        Increase (decrease) in accounts payable and
             accrued expenses                                             2,946,539            850,446           (467,486)
                                                                       -------------      -------------      -------------
                                                                         (2,659,071)          (539,704)          (669,632)
                                                                       -------------      -------------      -------------




NET CASH PROVIDED BY OPERATING ACTIVITIES                                 5,762,781          2,525,412            920,900
                                                                       -------------      -------------      -------------

Cash flows from investing activities:
   Investment in information systems and equipment                       (4,975,520)        (1,448,487)        (1,026,913)
                                                                       -------------      -------------      -------------
Net cash used in investing activities                                    (4,975,520)        (1,448,487)        (1,026,913)
                                                                       -------------      -------------      -------------

Cash flows from financing activities:
   Purchase of treasury stock                                               - -                - -                (10,113)
   Reclassification                                                         - -                    668            - -
   Proceeds from exercise of stock option                                    46,400            - -                - -
                                                                       -------------      -------------      -------------
Net cash provided by (used in) financing activities                          46,400                668            (10,113)
                                                                       -------------      -------------      -------------

Net increase (decrease) in cash and cash equivalents                        833,661          1,077,593           (116,126)

Cash and cash equivalents at the beginning of the year                    4,382,050          3,304,457          3,420,583
                                                                       -------------      -------------      -------------
Cash and cash equivalents at the end of the year                       $  5,215,711       $  4,382,050       $  3,304,457
                                                                       =============      =============      =============



Supplemental disclosures of cash flow information :
   Cash paid for interest                                              $     63,618       $     41,833       $     46,265
                                                                       =============      =============      =============
   Income taxes paid                                                   $     75,000       $     25,410       $          0
                                                                       =============      =============      =============

                  The accompanying notes are an integral part of these consolidated financial statements.

                FINANCIAL SERVICE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. BASIS OF PRESENTATION AND ORGANIZATION

   The consolidated financial statements of Financial Service Corporation and Subsidiaries include the accounts of FSC Corporation and its subsidiaries (collectively know as the "Company"). All significant intercompany transactions and accounts have been eliminated.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Following is a description of the more significant accounting and financial reporting policies followed by the Company in preparing and presenting its consolidated financial statements.

   Business
   --------

   The Company is a holding company, and conducts business primarily through FSC Corporation, a wholly-owned subsidiary. FSC Corporation, headquartered in Atlanta, Georgia, is a financial planning support organization. Its home office staff, including a management team of experienced executives, supports a network of independent registered representatives and insurance agents engaged in business throughout the United States.

   FSC Corporation is also the parent of a family of companies which provide a variety of financial services. FSC Corporation's major subsidiaries are FSC Securities Corporation ("FSC Securities"), a securities brokerage firm and FSC Agency, Inc. ("FSC Agency"), which markets insurance and insurance-related products. Another subsidiary of FSC Corporation is FSC Advisory Corporation, an investment advisory firm registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended.


   Cash and Cash Equivalents
   -------------------------

   The Company considers all highly liquid investment-grade securities purchased with a maturity of three months or less to be cash equivalents. These investments are carried at the lower of cost or market. Cash segregated under federal regulations is not considered a cash equivalent in the consolidated statements of cash flows.

Notes to Consolidated
Financial Statements
(continued)
 ---------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   Information Systems and Equipment
   ---------------------------------

   Information systems and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets (generally five to ten years). Certain costs relating to software development and enhancement are also capitalized and amortized over five years.

   Excess of Acquired Net Assets Over Cost
   ----------------------------------------

   As a result of a change in ownership in 1989, a deferred credit was established for the excess of assigned value of identifiable assets over cost. This deferred credit was amortized to operations over 5 years using the straight-line method. In 1994, $149,355 was amortized and is included in Consolidated Statements of Income - Advisory Services and Other Fees Revenues.

   Revenue Recognition
   -------------------

   Commissions revenues and related expenses on the sale of securities, mutual funds, bonds and insurance products are recorded as of the trade date, except for transactions cleared through an outside clearing organization which are recorded as of the settlement date, which is not significantly different from trade date. Other fees and revenues are recorded when earned together with related expenses.

   Income Taxes
   ------------

   The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are reported at currently enacted tax rates applicable to the period, in which assets and liabilities are expected to be realized or settled. The Company and its subsidiaries file a consolidated federal income tax return; however, income taxes are computed by each subsidiary on a separate company basis and taxes currently payable are remitted to FSC Corporation.

Notes to Consolidated
Financial Statements
(continued)
 ---------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   Earnings Per Share
   ------------------

   Earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year.

   Estimates
   ---------

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Reclassifications
   -----------------

   Certain reclassifications have been made to prior years' financial statements to conform to the 1996 presentation.

3. CASH SEGREGATED UNDER FEDERAL REGULATIONS

   Cash of $3,632,102 and $1,723,908 is segregated at December 31, 1996 and 1995, respectively, under provisions of the Securities Exchange Act of 1934 and represents funds deposited by customers as a result of mutual fund trades.

4. COMMISSIONS AND OTHER RECEIVABLES

   Commissions and other receivables principally represent receivables from clearing organizations, customers for certain wire order transactions and sponsors of products sold by the Company. Receivables are stated net of allowances for doubtful accounts of approximately $606,000 and $408,000 as of December 31, 1996 and 1995, respectively.

Notes to Consolidated
Financial Statements
(continued)
 ---------

5. INFORMATION SYSTEMS AND EQUIPMENT

   Information systems and equipment consists of the following at December 31, :

   -------------------------------------------------------------------------------
                                               1996         1995          1994
   -------------------------------------------------------------------------------
   Software and licenses                  $ 6,761,625   $ 4,259,440   $ 3,323,185
   Computer equipment                       2,927,679     2,169,792     1,757,503
   Equipment and furniture                    855,051       500,955       419,813
   Leasehold improvements                   1,416,868        68,733        60,609
   Telephone equipment                         77,895        64,678        54,001
                                         -----------------------------------------
                                           12,039,118     7,063,598     5,615,111
                                         -----------------------------------------
   Less:  Accumulated amortization
          of software and licenses         (3,227,839)   (2,269,941)   (1,554,440)
          Accumulated depreciation,
          other                            (2,211,542)   (1,709,562)   (1,278,659)
                                         -----------------------------------------
                                           $6,599,737    $3,084,095    $2,782,012
   -------------------------------------------------------------------------------

   Depreciation expense related to software and licenses was approximately $958,000, $715,000 and $599,000 for the years ended December 31, 1996, 1995 and 1994, respectively.


6. LITIGATION AND OTHER CONTINGENCIES

   The Company, together with other parties, has been named as a defendant in a number of lawsuits, some of which are for substantial amounts, arising in the normal course of selling securities and conducting other business activities. Certain of these lawsuits seek substantial damages from the Company for alleged misconduct on the part of certain of its independent sales representatives. Aggregate accrued liabilities in the amount of approximately $2,748,000 and $1,524,000 as of December 31, 1996 and 1995, respectively, have been recorded to cover estimated costs associated with the ultimate resolution of these matters and are included in accounts payable and accrued expenses on the balance sheet. While the ultimate resolution of these lawsuits against the Company cannot be predicted with certainty, after considering all relevant facts, including insurance which covers certain of these suits, management of the Company believes that the amount provided is adequate to cover any liability resulting from these matters. Total net cash payments for settlements for the years ended December 31, 1996 and 1995 were $0 and approximately $196,000, respectively. Reserves established have been adequate to cover the cost of lawsuits settled through December 31, 1996.

Notes to Consolidated
Financial Statements
(continued)
 ---------

6. LITIGATION AND OTHER CONTINGENCIES (CONTINUED)

   In connection with the formation of certain limited partnerships, the Company and Commodore Realty Investments, Inc. and its subsidiaries ("CRI"), its real estate investment and syndication subsidiary which was disposed of in May of 1989, made joint and several guarantees to investors in these partnerships. The Company remains contingently liable on one of these guarantees after the sale of CRI and, accordingly, established a reserve to reflect its estimated liability which is included in the accrued liability amount discussed in the preceding paragraph.

   On March 1, 1995, the Securities and Exchange Commission ("SEC") issued a formal order of investigation of certain activities of the Company. Although issues have been raised during the course of the investigation, the SEC has not communicated any formal position regarding these issues. Management believes that the ultimate outcome of the issues raised will not have a materially adverse affect on the Company's financial statements.

7. INCOME TAXES

   The provision for income taxes is summarized as follows:

   --------------------------------------------------------------------
                                   1996         1995          1994
   --------------------------------------------------------------------
   Federal:
         Current                 $62,515       $15,410            $0
         Deferred, net        (3,891,207)     (448,000)            0
                            -------------------------------------------
                              (3,828,692)     (432,590)            0
                            -------------------------------------------

   State:
         Current                  10,000        10,000             0
         Deferred, net          (417,108)      (84,000)            0
                            -------------------------------------------
                                (407,108)      (74,000)            0
                            -------------------------------------------
   Income tax benefit        ($4,235,800)    ($506,590)           $0
   --------------------------------------------------------------------

   Actual income taxes differ from income taxes computed at the federal corporate statutory rate of 34% as shown below for the years ended December 31:

Notes to Consolidated
Financial Statements
(continued)
 ---------

7. INCOME TAXES (CONTINUED)

   --------------------------------------------------------------------------------------------
                                                              1996         1995        1994
   --------------------------------------------------------------------------------------------
   Taxes at statutory federal income tax rate            $    913,869   $  471,928   $ 243,687
   Nontaxable items                                                 0       23,585     (18,745)
   Release of valuation allowance (federal &               (5,736,671)           0           0
        state benefit)
   IRS settlement true-up                                           0            0    (867,347)
   Other, net                                                  31,096        3,271      18,359
   State tax (benefit) expense net of federal                 555,906      (48,840)   (110,937)
        effect
   Temporary differences subject to valuation
        allowance                                                   0     (956,534)    734,983
   --------------------------------------------------------------------------------------------
   Income tax benefit                                     ($4,235,800)   ($506,590)  $       0
   --------------------------------------------------------------------------------------------

   Under the liability method of accounting for income taxes, deferred income taxes arise from the temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are as follows:

   ------------------------------------------------------------------------------------
                                                               1996          1995
   ------------------------------------------------------------------------------------
   Deferred tax assets:

     Net operating loss carryforward                        $ 2,193,786   $ 3,524,310
     Managing field associates amortization                   3,757,972     4,173,275
     Accrued expenses (litigation reserve & allowance)        1,274,518       772,709
     Other temporary differences                                117,780        84,765
                                                           ----------------------------
                                                              7,344,056     8,555,059
                                                           ----------------------------
   Deferred tax liabilities:
     Depreciation                                              (403,741)     (186,388)
     Valuation allowance                                     (2,100,000)   (7,836,671)
   ------------------------------------------------------------------------------------
   Net deferred tax asset                                    $4,840,315      $532,000
   ------------------------------------------------------------------------------------

Notes to Consolidated
Financial Statements
(continued)
 ---------

7. INCOME TAXES (CONTINUED)

   The Company has provided a partial valuation allowance for its net deferred tax assets since, based on available evidence, it is more likely than not that some portion of the net deferred tax assets will not be realized.

   The Company has available net operating loss carryforwards for federal income tax purposes of approximately $5,773,000 at December 31, 1996 which expire in varying amounts beginning in 2005 through 2009. The ultimate use of these net operating loss carryforwards may be restricted by certain limitations in the Internal Revenue Code.

   In 1994, the Company's former parent, the Mutual Life Insurance Company of New York (the "Former Parent"), concluded an audit by the Internal Revenue Service for the years in which the Company was included in the consolidated federal income tax return of the Former Parent. As a result of the closing agreement signed between the Former Parent and the Internal Revenue Service, the Company's net operating loss carryforwards for federal income tax purposes were reduced by approximately $6,100,000.

8. COMMITMENTS

   In 1992, the Company obtained a $1,000,000 committed line of credit with a major commercial bank which is guaranteed by certain of its subsidiaries. The rate of interest is the prime rate. Per annum fees in the amount of 0.375% of the total line of credit are payable quarterly. No amount was outstanding as of December 31, 1996.

   The Company leases office facilities and equipment under certain operating leases. Rental expense related to the leases was approximately $722,000, $550,000, and $498,000 for the years ended December 31, 1996, 1995, and 1994, respectively. Rent expense includes additional amounts for storage, utilities, and operating expenses.

   At December 31, 1996, the Company's future minimum rental commitments under the operating leases are as follows:

                    1997                  $1,230,484
                    1998                   1,244,836
                    1999                   1,259,745
                    2000                   1,237,508
                    2001                   1,321,645
                    Thereafter             6,851,665
                                        ------------
                                         $13,145,883
                                        ============

Notes to Consolidated
Financial Statements
(continued)
 ---------

9.  EMPLOYEE BENEFIT PLANS

    The Company initiated a 401(k) plan effective July 1, 1991. The plan is offered to employees with one or more years of service, and employees become 100% vested after five years of continuous service. The Company currently matches employee contributions up to 5% of their gross annual salary or $1,000, whichever is greater. Contributions to the plan by the Company were approximately $206,000, $151,000, and $147,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

    The Company also has a management incentive bonus plan. At December 31, 1996 and 1995, the amounts accrued relating to this bonus plan and included in accounts payable and accrued expenses were approximately $851,000 and $715,000, respectively. Amounts relating to this bonus plan included in employee compensation and benefits expense for 1996, 1995, and 1994 were $1,775,000, $1,485,000, and $924,000, respectively.


10. REGULATORY REQUIREMENTS

    The Company's broker-dealer subsidiary is subject to the Securities and Exchange Commission's Uniform Net Capital Rule ("Rule 15c3-1") which requires that "Aggregate Indebtedness" shall not exceed 15 times "Net Capital" as these terms are defined by Rule 15c3-1. As of December 31, 1996, the broker-dealer subsidiary's net capital was $2,742,411 which exceeded the net capital requirements of $734,795 by $2,007,616, and its net capital ratio to aggregate indebtedness was 4.02 to 1. Since the broker-dealer subsidiary does not hold customer funds, it qualified for exemption from Rule 15c3-3 of the Securities Exchange Act of 1934 as provided in subparagraphs (k)(2)(i) and (k)(2)(ii) of that Rule at December 31, 1996 and 1995.


11. PREFERRED STOCK

    Pursuant to the Company's Articles of Incorporation, the Board of Directors has authorized the issuance of 1,000,000 shares of preferred stock. At December 31, 1996 and 1995 no shares of preferred stock were issued or outstanding. The Board of Directors may fix the designations, powers, preferences and rights (including voting rights) of the preferred stock and any qualifications, limitations or restrictions thereon.

Notes to Consolidated
Financial Statements
(continued)
 ---------


12.  CONCENTRATIONS

     The Company conducts its business with many clients through a large network of producers spread across the United States with approximately 15% of the Company's revenues produced in the State of California in 1996 and 1995. The Company utilizes the services of an independent clearing organization for its general securities clearing operations, which handled approximately 11% of the Company's total revenue in 1996 and 1995. Additionally, approximately 8% of the revenues for the year ended December 31, 1996 and 1995 was from one family of mutual funds.

     The Company had approximately $5,641,000 and $4,346,000 held in a large commercial bank in excess of the federally insured amount as of December 31, 1996 and 1995, respectively.


13.  RELATED PARTY TRANSACTIONS

     For the year ended December 31, 1996, the Company had an unsecured outstanding loan totaling $168,000 to its chief executive officer. This is payable in full on July 15, 2002, and accrues interest at prime plus 0.5% (8.75% at December 31, 1996). The Company recognized $14,571 in interest income from this loan in 1996.

     The Company has a Stock Purchase Agreement with its chief executive officer providing that upon his death the Company will repurchase from his estate all beneficial shares owned by him on the date of the Agreement. The repurchase obligation is funded by two term life insurance policies totaling $4,800,000 maintained by the Company on the life of its chief executive officer.

     In addition, the Company has standard agreements with two Managing Field Associates serving on the Board of Directors. Commission and fee expenses paid to these individual organizations were approximately $10,439,000, $9,382,000, and $8,159,000 in 1996, 1995, and 1994, respectively.


14.  STOCK OPTION AGREEMENT

     On August 1, 1993, the Company granted to an employee an option to purchase 10,000 shares of fully vested common stock at a price per share of $4.64, the estimated book value as of the grant date. The stock option was exercised during 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information concerning the executive officers and directors of the Company:

              Identification of Directors and Executive Officers
              --------------------------------------------------

          Name          Age    Positions Held
          ----          ---    --------------
E. James Wisner         55     Chairman of the Board, President (since 1988),
                               Chief Executive Officer and Director (since April
                               1989)

Thomas W. Hutchins      48     Senior Vice President (since January 1991),
                               Secretary (since May 1989) and Director (since
                               July 1991)

James W. Herrington     56     Director (since July 1991)

Joseph B. Foltz         43     Director (since July 1991)

David J. Heinsma        57     Director (since July 1991)

C. Alexandra Armstrong  57     Director (since September 1994)

Barry F. Kane           57     Treasurer (since June 1990) and Senior Vice
                               President and Chief Financial Officer (since
                               January 1991)

Gerald A. Geiger        55     Senior Vice President (since January 1991)

C. Roger Allen          49     Senior Vice President (since July 1993)

Joseph B. Gruber        37     Senior Vice President (since March 1994)

Except in the case of death, resignation, disqualification or removal, the term of each director expires at the next succeeding annual meeting of the Company's shareholders. The Company's Executive Officers serve terms designated by the Board of Directors.

E. JAMES WISNER has served as Chairman of the Board of Directors, President and
---------------
Chief Executive Officer of the Company since its incorporation in April 1989, and Treasurer of the Company until June 1990. Since March 1988, Mr. Wisner has also served as President, Chief Executive Officer and Chairman of the Board of Directors of FSC Corporation, a wholly owned subsidiary of the Company. Mr. Wisner served as Executive Vice President/Marketing and Chairman of the Investment Committee of FSC Corporation from April 1985 to March 1988. He has served as President of FSC Securities Corporation, a registered broker-dealer and subsidiary of FSC Corporation, from 1985 to 1995. Mr. Wisner received a Bachelor of Arts degree in Government and Law from Lafayette College in June 1964, and holds registered principal and registered representative licenses with FSC Securities Corporation. He is a past Chairman of the Broker/Dealer Advisory Committee and is a member of the International Association for Financial Planning, past Vice Chairman of the NASD District Seven Business Conduct Committee, and past Treasurer of Board of Governors of the CFP Board of Standards. Mr. Wisner served as Chairman of the Board of Trustees of the National Endowment for Financial Education (College for Financial Planning) and is a Director of the Foundation for Financial Planning. Mr. Wisner is a member of the Board of Directors of Banyan Mortgage Investors LP and LPII.


THOMAS W. HUTCHINS has served as Secretary of the Company since 1989 and was
------------------
elected Senior Vice President and Chief Operations Officer and Director in 1991. Since 1983 and 1988, respectively, Mr. Hutchins has also served as Senior Vice-President and Secretary of FSC Corporation, a wholly owned subsidiary of the Company. He also serves as President (since 1995) and a director (since 1981) of FSC Securities, a registered broker-dealer and subsidiary of FSC Corporation. Mr. Hutchins has also served as President and Chief Executive of FSC Advisory Corporation a registered investment adviser since 1989 and a director of FSC Advisory Corporation since 1988. Mr. Hutchins has been president and a director of FSC Realty Advisors Corporation, a corporate general partner for real estate limited partnerships and a subsidiary of FSC Corporation, since 1982. He has served in other capacities with subsidiaries of the Company. His professional memberships include the Georgia Society of Certified Public Accountants, the American Institute of Certified Public Accountants and the International Association for Financial Planning. Mr. Hutchins is past chairman of the International Association of Financial Planners' Due Diligence Advisory Committee and also a past member of the Investment Partnership Association's Blue Ribbon Committee. He is currently a member of the IAFP's Broker-Dealer Advisory Council. His professional designations include Certified Public Accountant, registered representative, registered principal and financial principal. He holds a Bachelor of Arts degree in Business Administration and Quantitative Analysis and a Masters in Business Administration degree in Accounting from the University of Florida.

JAMES W. HERRINGTON has been, since 1984, President and Chief Executive Officer
-------------------
of Menlo Financial Services Group, Inc., a financial planning firm specializing in wealth management for high net worth clients. In 1985, Mr. Herrington founded the Financial Service Network, a professional cluster of financial planners and insurance advisors which has grown to over one hundred offices in some sixty communities. He continues to serve as the Managing Field Associate and Office of Supervisory Jurisdiction for this network of registered representatives of FSC Securities Corporation. Mr. Herrington served on the Company's MFA Advisory Board from 1985 to 1994. Mr. Herrington received a Bachelor of Arts degree in Psychology from Stanford University in June of 1962 and his Masters in Business Administration for the Stanford Graduate School of Business in June of 1964. He received his CLU (Chartered Life Underwriter) designation in 1968 and a CFP (Certified Financial Planner) in June of 1983.
Mr. Herrington is a member of the American Society of Chartered Life Underwriters, International Association of Financial Planners, Life Underwriters Association, Estate Planning Council, and the Financial Planning Forum.


JOSEPH B. FOLTZ has been a principal and shareholder of Rowe, Foltz & Martin,
---------------
P.C. a commercial law firm in Atlanta, Georgia since its formation in 1984. Mr. Foltz has represented pension funds, institutional investors, private owners and developers in commercial real estate transactions throughout the United States. Mr. Foltz also performs corporate work for public and privately held companies in the financial, securities, high technology, manufacturing and entertainment industries. Mr. Foltz obtained his Bachelor of Arts degree from Yale University in 1975 and his law degree from Vanderbilt Law School in 1980. He is a member of the Georgia and Atlanta Bar Associations and their respective corporate counsel sections. He is a Director of the Executive Committee of the Real Estate Section of the State Bar of Georgia and a member of the Board of Governors of the Association of Yale Alumni.


DAVID J. HEINSMA is Vice President - Finance of Employease, Inc., a company
----------------
which uses the Internet and web-based technologies to permit employers to create and utilize an online human resources and employee benefits information management service. Mr. Heinsma accepted this position in 1996 after serving as financial advisor to Employease during its startup period and assisting in structuring its business and financial operations. After practicing law in the corporate area and serving as an officer in a mutual fund management company, Mr. Heinsma in 1975 formed two businesses that he continues to own, Heinsma Corporation, a financial consulting and business development firm, and LHC Petroleum Corporation, an oil and natural gas exploration and production company. Mr. Heinsma is President and Chief Executive Officer of both of these companies. For the past twenty-two years, Mr. Heinsma has at various times, participated as a principal in the purchase of businesses, served as a member of management of those enterprises and negotiated the sale of the entities. Mr. Heinsma received a Bachelor of Arts degree from Harvard College in 1962 and his law degree from the University of Virginia Law School in 1965.

C. ALEXANDRA ARMSTRONG has served as Chairman of Armstrong, Welch & MacIntyre,
----------------------
Inc., a Registered Investment Advisory firm based in Washington D.C., since its incorporation in April 1991. She has also been Registered Principal with the NASD since 1977, affiliated with FSC Corporation as a MFA since April 1991. Ms. Armstrong was Chairman of Alexandra Armstrong Advisors, Inc., a Registered Investment Advisory firm based in Washington D.C. and was Chairman of Alexandra Armstrong Associates, Inc., a NASD broker-dealer firm from 1983 to 1991. She was a principal with Julia Walsh & Sons, Inc., a New York Stock Exchange (NYSE) firm based in Washington D.C. from 1977 to 1983, and was a NYSE Registered Representative with Ferris & Company, a NYSE firm based in Washington D.C. from 1966 to 1977. Ms. Armstrong received her Bachelor of Arts degree from Newton College of the Sacred Heart, Newton, Massachusetts in 1960 and became a Certified Financial Planner in 1977. She is the past Chairman of the International Association for Financial Planning from fall of 1986 to fall of 1987 and served on its board from 1980 to 1987. She was also Chairman of the Broker/Dealer Advisory Committee for the IAFP in 1988, as well as past Vice Chairman of the NASD District 10 Business Conduct Committee in 1989. She served on the board of the Certified Financial Planner Board of Standards from 1994 to 1995. She is a member of the Washington D.C. Estate Planning Council, the Institute of Certified Financial Planners, and the Economic Club of Washington D.C. She has been a monthly columnist for Better Investing, the magazine for the National Association of Investment Clubs since 1978. She serves on the Panel of Experts for two national publications: Boardroom Reports and Bottom Line Personal. She is the author of On Your Own: A Widow's Passage to Emotional and Financial Well-Being, which was published by Dearborn Publishing in 1993. She also serves on the volunteer boards of the Boy Scouts National Capital Area Council, Reading is Fundamental, the International Women's Forum Foundation, and the Foundation for Financial Planning.


BARRY F. KANE has served as Senior Vice President, Treasurer and Chief Financial
-------------
Officer of FSC Corporation since he joined FSC in May 1988. He is also Senior Vice President, Treasurer and Financial Principal of FSC Securities Corporation. Mr. Kane served as Chief Financial Officer of Boss Manufacturing Company, an international manufacturer and importer of gloves and clothing, from 1979 to 1984, becoming President and Chief Executive Officer in 1984 and serving in that capacity until 1988. Prior to 1979, Mr. Kane was the Treasurer and Financial Officer of a broker/dealer and financial services corporation for ten years.
Mr. Kane received his Bachelor of Science Degree in Accounting from Loyola University in Chicago in 1963, and a Masters in Business Administration in Finance from the University of Wisconsin in 1970. He is a Certified Public Accountant. His professional memberships include the American Institute of Certified Public Accountants, the Wisconsin Society of Certified Public Accountants, the Georgia Society of Certified Public Accountants, the Financial Executives Institute, and the International Association for Financial Planning.

GERALD A. GEIGER has been with FSC since 1987, a Senior Vice President since
----------------
1989, and in the securities industry since 1967. He is responsible for managing all the functions of the recruiting and transition departments. These departments recruit and transition over 300 field associates and managers annually into FSC's national sales network of over 1,400 financial services professionals. Mr. Geiger also serves as the senior management liaison to over 50 managing field associates assisting them with their practice development. Previously, he has served as the President and CEO of Woolsey & Company, a regional investment banking firm based in Oklahoma City; as a Regional Vice President with Integrated Resources; and as a Regional Manager, Vice President/Branch Manager, Sales Manager, and Registered Representative of various New York Stock Exchange member firms. From 1981-85, Mr. Geiger served as a member and Vice Chairman of District #4 NASD District Business Conduct Committee, representing all the securities broker-dealers in the states of Oklahoma, Kansas, Missouri, and Nebraska. This committee serves as the primary enforcement entity for the NASD's By-Laws, Rules of Fair Practice, and Policy Interpretations. He has also served as a NASD arbitrator. Mr. Geiger holds a Juris Doctor degree in corporate and securities law from Oklahoma City University (1983), a Master of Business Administration from Arizona State University (1976), a Master of Science in Engineering Mechanics from the University of Arizona (1965), and a Bachelor of Engineering from Youngstown State University (1964). He is registered as a Professional Engineer in Ohio, and is certified as a Vocational Instructor for the Maricopa Junior College System (Arizona), where he taught and lectured on business mathematics and finance for five years. Mr. Geiger holds the rank of Navy Captain and recently retired from active service in the Naval Reserve Cryptology Program.


C. ROGER ALLEN became affiliated with Financial Service Corporation in 1991 as a
--------------
Managing Field Associate and President of Specialized Investments Division. He has been a Senior Vice President of Financial Service Corporation since July 1993. From 1985 to 1990, he served as President of Planned Management Company, a broker-dealer and investment advisory services company which offered third party marketing services to financial institutions on a regional basis. Mr. Allen started his career in banking over 25 years ago with First Citizens Bank and Trust where he held several management positions beginning in 1969. From 1972 to 1985, he also served on the board of directors of Heritage Bank in North Carolina. From 1974 to 1984, Mr. Allen was President of Allen and Associates, Inc. a financial services company that included several franchise operations, grew to 135 associates and operated in several states. Mr. Allen became a pioneer in financial institution marketing where he began offering financial planning services to financial institutions in 1983. His accounts included such banks as the North Carolina based Nations Bank. Mr. Allen received his B.A. degree from Wake Forest University in 1969. He is a graduate of the Realtors Institute at the University of North Carolina at Chapel Hill and holds the C.R.S. designation from the National Realtors Institute. He holds the NASD series 7, 63, and 24 licenses, a real estate brokers license and various life licenses, an A&H license, a P&C license and was licensed as a Registered Investment Advisor with the SEC in 1982.

JOSEPH B. GRUBER is a Senior Vice President and Chief Marketing Officer at
----------------
Financial Service Corporation. He has fourteen years of experience in the financial services industry. He has held both staff and management positions at FSC since 1984 with responsibilities for strategic planning, financial management, marketing strategies and operations management. Mr. Gruber brings a strong background to the marketing of Advisory Services, General Securities and Packaged Products. He maintains active contacts and consulting relationships with many of the country's prominent asset and portfolio managers. His current assignments include strategic alliance development, field automation and the integration of target marketing within the FSC distribution system. Mr. Gruber earned a B.B.A. in Finance from the University of Georgia and a M.B.A. in Finance from Georgia State University. He also holds registered principal and registered representative licenses with FSC Securities Corporation.

Item 11.  Executive Compensation

Summary Compensation Table
--------------------------

The following table sets forth the compensation earned by the Company's Chief Executive Officer and the Company's five other most highly compensated executive officers for services rendered in all capacities to the Company and its subsidiaries during the years indicated.

                                                  ANNUAL COMPENSATION                   ALL OTHER COMPENSATION
                                                --------------------------   -------------------------------------------------
                                                                                                                   EXERCISE OF
                                                         BASE                   EMPLOYER 401(9K)      INSURANCE      STOCK
Name and Principal Position                      Year  SALARY (1)   Bonus    MATCHING CONTRIBUTION   PREMIUMS (2)  OPTIONS (3)
---------------------------                      ----  ----------   -----    ---------------------   ------------  -----------
E. James Wisner                                  1996    337,250   180,000           9,500              9,578          0
---------------
Chairman of the Board, President,                1995    259,300   236,500           9,240              8,386          0
Chief Executive Officer                          1994    264,688   179,984           9,240              7,509          0

Thomas W. Hutchins                               1996    146,862    60,000           9,500                0            0
------------------
Senior Vice President,                           1995    140,850    60,000           9,240                0            0
President - FSC Securities                       1994    137,912    33,169           9,240                0            0

Barry F. Kane                                    1996    141,506    75,000           9,500                0            0
-------------
Senior Vice President,                           1995    135,700    55,000           9,240                0            0
Chief Operations & Financial Officer             1994    133,113    30,154           9,240                0            0

Gerald A. Geiger                                 1996    113,877   149,019           9,500                0            0
----------------
Senior Vice President,                           1995    109,134   102,888           9,240                0            0
National Recruiting Director                     1994    109,338   101,811           9,240                0            0

C. Roger Allen                                   1996    169,357   150,538           9,500                0         38,600
--------------
Senior Vice President                            1995    174,980   108,956           9,240                0            0
President, Specialized Investments Div.          1994    163,860    35,051           3,563                0            0

Joseph B. Gruber                                 1996    104,798   109,017           9,500                0            0
----------------
Senior Vice President                            1995     96,550    97,165           4,738                0            0
Chief Marketing Officer                          1994     86,350    55,051           5,477                0            0


(1) Includes amounts deferred by the employee under the Company's 401-K profit sharing plan.

(2) Includes premiums for a $750,000 term life insurance policy on the life of Mr. Wisner for the benefit of a beneficiary designated by Mr. Wisner.

(3) Represents excess of fair market value (fmv) of stock over option price based on exercise of options for 10,000 shares during 1996. FMV of $8.50 per share was based on last transaction price at time of exercise. Option price was $4.64 per share.

Compensation of Directors
-------------------------

The Directors of the Company who are officers or employees of the Company or its subsidiaries do not receive fees for their services as Directors. During 1996, the Directors of the Company who were not employees or officers of the Company, received an annual retainer of $10,000 paid on a quarterly basis and $500 for each meeting of a committee of the Board of Directors attended.


Termination of Employment Arrangements
--------------------------------------

Other than the Stock Purchase Agreement and Salary Continuation Agreement discussed below, the Company has no plan, arrangement or agreement with any of the executive officers of the Company named in the Summary Compensation Table that would provide for payments upon termination of such persons' employment for any reason or upon a change in control of the Company.

Effective October 2, 1991, the Company entered into a Stock Purchase Agreement with E. James Wisner providing that upon Mr. Wisner's death the Company will repurchase from Mr. Wisner's estate all 248,098 shares of the Company's Common Stock owned by Mr. Wisner on the date of the Agreement (and any securities issued with respect to those shares by way of stock dividend or other enumerated events). The repurchase obligation applies only to those shares owned beneficially by Mr. Wisner on the date of his death and does not apply to any shares purchased by Mr. Wisner after the date of the Agreement. The repurchase obligation is funded by two term life insurance policies totaling $4,800,000 maintained by the Company on the life of Mr. Wisner. If the repurchase price exceeds this total or if the repurchase occurs after the policy terminates, the Agreement provides for the payment of a portion of the purchase price over a period of five to ten years.

Effective October 14, 1996, the Company and Mr. Wisner entered into an amendment to the Stock Purchase Agreement that has the effect of, among other things, potentially increasing the price to be paid by the Company for Mr. Wisner's shares upon his death. The original Stock Purchase Agreement provided that the shares would be repurchased at the greater of $2.00 or book value per share. The amendment to the Stock Purchase Agreement now provides that the purchase price will equal the sum of (i) book value per share and (ii) a specified purchase price adjustment. The purchase price adjustment provides that if a sale of the Company occurs during the two-year period following Mr. Wisner's death at a price per share that is in excess of an amount equal to two times the book value per share at the time of Wisner's death, then the purchase price will be increased by a maximum amount equal to the difference between (i) the value of the per share consideration received by shareholders in connection with the sale of the Company and (ii) an amount equal to two times the book value per share at the time of Wisner's death. The amount of the purchase price adjustment declines over the two-year period following Mr. Wisner's death such that the amount of the purchase price adjustment becomes zero if a sale of the Company occurs more than two years following the month in which Wisner dies.

The purchase price adjustment, if any, is payable in immediately available funds to Wisner's estate immediately following consummation of a sale of the Company. The purchase price, excluding the purchase price adjustment, is payable following Wisner's death in the manner, described above, provided for in the Stock Purchase Agreement prior to its amendment.

Effective October 2, 1991, the Company entered into a related Death Benefit Agreement with Mr. Wisner which provided that if Mr. Wisner died before his 65th birthday and while still an employee of the Company, the Company would pay to Mr. Wisner's estate a death benefit equal to the excess, if any, of $4,800,000 over the repurchase price to be paid under the Stock Purchase Agreement. Effective October 14, 1996, the Company and Mr. Wisner agreed to terminate the Death Benefit Agreement. Also effective October 14, 1996, the Company and Mr. Wisner entered into a Salary Continuation Agreement. The Salary Continuation Agreement provides that, upon Wisner's death, the Company shall pay a specified death benefit to a beneficiary designated by Wisner. The amount of the death benefit is equal to (i) the book value per share of Company stock at the time of Wisner's death multiplied by (ii) the number of shares of stock that are subject to the Company's repurchase obligation under the Stock Purchase Agreement. One-half of the proceeds of any life insurance which are not used to pay the purchase price under the Stock Purchase Agreement may be applied to payment of up to one-half of the death benefit. The amount of the death benefit that is not paid with life insurance proceeds is to be paid by the Company over six years. The initial term of the Salary Continuation Agreement expires January 31, 1998, but the Agreement automatically renews for successive one-year terms unless the Company gives Wisner notice of non-renewal not less than thirty days prior to the end of the term then in effect.


Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

The Company's Board of Directors has established a compensation committee to advise it with respect to all matters relating to executive compensation. During 1996, the compensation committee was comprised of all non-management directors; James W. Herrington, Joseph B. Foltz, C. Alexandra Armstrong and David J. Heinsma.

Mr. Herrington has never served as an officer or employee of FSC or any of its subsidiaries. Mr. Herrington is, however, a Managing Field Associate for FSC Securities and, in such capacity, had 178 registered representatives of FSC Securities affiliated with his office at December 31, 1996. In his capacity as a Managing Field Associate, Mr. Herrington and his affiliated registered representatives were paid commissions in 1996 totaling approximately $9,090,000.

Mr. Foltz is a member of the Rowe, Foltz & Martin, P.C. law firm. Rowe, Foltz & Martin, P.C. provides legal services to the Company and its subsidiaries. He has never served as an officer or employee of FSC or any of its subsidiaries.

Ms. Armstrong is a Managing Field Associate for FSC Securities and had 12 registered representatives of FSC Securities affiliated with her office at December 31, 1996. In her capacity as a Managing Field Associate, Ms. Armstrong and her affiliated registered representatives were paid commissions in 1996 totaling approximately $1,349,000. She has never served as an officer or employee of FSC or any of its subsidiaries.

Mr. Heinsma was neither an officer nor an employee of FSC or any of its subsidiaries during 1996. From 1984 through 1986, Mr. Heinsma served as Executive Vice President of the Company's predecessor and as President of Commodore Realty, Inc., which was then a wholly-owned subsidiary of the Company's predecessor.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, its only class of stock outstanding and entitled to vote, as of December 31, 1996, by each of the Company's directors and executive officers, by each person known by the Company to own beneficially more than 5 percent of the Company's common stock and by all directors and executive officers as a group.

Name and Address of              Amount and Nature of         Percent of
Beneficial Owner/1/              Beneficial Ownership/2/      Class
-------------------              -----------------------      -----
E. James Wisner                          248,098              27.8%
1339 Beechwood Hills Court
Atlanta, Georgia 30327

Thomas W. Hutchins                        75,728               8.5%
86 Gatewood Drive
Marietta, Georgia 30068

Barry F. Kane                             85,130               9.6%
4481 Jett Road, N.W.
Atlanta, Georgia 30327

James W. Herrington                       48,346               5.4%
411 Borel Avenue, Suite 620
San Mateo, CA 94402

Joseph B. Foltz                                0               0.0%

David J. Heinsma                          17,482               2.0%

C. Alexandra Armstrong                     2,484               0.3%

Gerald A. Geiger                           7,121               0.8%

C. Roger Allen                            25,000               2.8%

Joseph B. Gruber                           3,137               0.3%

All directors and executive              512,526              57.5%
officers (10 persons)

__________________

     /1/ Addresses are furnished only for persons known to beneficially own more than 5% of the Company's outstanding common stock.

     /2/ Unless otherwise indicated, the Company believes the beneficial owner has sole voting and investment power over such shares.

Changes in Control
------------------

As described under "Item 11. Executive Compensation -- Termination of Employment Arrangements," the Company and E. James Wisner are parties to an agreement which provides for the purchase by the Company of Mr. Wisner's stock upon his death. Additionally, a total of 162,598 shares held by Mr. Wisner are subject to the Stock Distribution Agreement governing the Company's 1991 stock offering providing the Company with the right to repurchase stock under certain circumstances including termination of employment with the Company. The operation of such agreements could result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During 1996, the firm Rowe, Foltz & Martin, P.C. provided certain legal services to the Company and its subsidiaries. Joseph B. Foltz, a Director of the Company, is a member of that law firm.

FSC Securities has standard agreements with James W. Herrington and C. Alexandra Armstrong for their services as Managing Field Associates. Their offices were affiliated with 178 and 12 representatives, respectively, as of December 31, 1996. In their capacity as MFAs, they and their affiliated representatives were paid commissions and fees in 1996 totalling approximately $9,090,000 and $1,349,000 respectively.

On March 20, 1992, the Board of Directors approved an unsecured extension of credit to E. James Wisner for an amount not to exceed $200,000. As of December 31, 1996, $168,000 had been drawn pursuant to this extension of credit. The credit facility contemplates that outstanding amounts bear interest at a rate of prime plus one-half percent, floating, and requires payment of interest only on a quarterly basis, with the principal due in its entirety in July 2002.

On August 3, 1993 the Company acquired substantially all of the assets of Specialized Investments Division for $75,000 from C. Roger Allen. Mr. Allen is a Senior Vice President of the Company.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) Documents filed as part of the report:

      1.  Financial Statements.

          The following consolidated audited financial statements of Financial Service Corporation and Subsidiaries are included in Item 8:

          -  Report of Independent Accountants.

          -  Consolidated Balance Sheets as of December 31, 1996, and 1995.

          - Consolidated Statements of Income for the years ended December 31, 1996, 1995, and 1994.

          - Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995, and 1994.

          - Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994.

          -  Notes to Consolidated Financial Statements.

      2.  Financial Statement Schedules.

          The following financial statement schedule of Financial Service Corporation and Subsidiaries is included in Item 14(a)3(d):

          Schedule VIII - Valuation and Qualifying Accounts and Reserves.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

      3.  Exhibits.

      (a) The following exhibits are filed as part of, or incorporated by reference in this report:

          Exhibit
          Number      Description
          ------      -----------

           3.1        Articles of Incorporation of the Registrant (filed as
                      Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 No. 33-35889 and incorporated herein by reference)

           3.2 Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 No. 33-35889 and incorporated herein by reference)

           3.3 Articles of Amendment and Restatement of Articles of Incorporation of the Registrant (filed as Exhibit 3.1 to Registrant's Quarterly Report on From 10-Q for the period ended September 30, 1991, and incorporated herein by reference)

           3.4        Amended and Restated Bylaws of Registrant (filed as
                      Exhibit 3.2 to Registrant's Quarterly Report on From 10-Q for the period ended September 30, 1991, and incorporated herein by reference)

           4.1        Form of Stock Distribution Agreement (filed as Exhibit
                      10.5 to the Registrant's Registration Statement on Form S-1 No. 33-35889 and incorporated herein by reference)

           10.1 Death Benefit Agreement dated October 22, 1991, by and between Registrant and E. James Wisner (filed as Exhibit
                      10.1 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1991, and incorporated herein by reference)

           10.2 Stock Purchase Agreement dated October 2, 1991, by and between Registrant and E. James Wisner (filed as Exhibit
                      10.2 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1991, and incorporated herein by reference)

           10.3 Guaranty Agreement executed February 9, 1988, by and between Registrant and Commodore Realty Investments, Inc. for the benefit of Preferred Partners + Plus, Ltd. (filed as Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1991, and incorporated herein by reference)

           10.4 Lease Agreement dated March 29, 1990, by and between Registrant and Wildwood Associates (filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 No. 33-35889 and incorporated herein by reference)

           10.5 First Amendment to Lease Agreement dated October 12, 1990, by and between Registrant and Wildwood Associates (filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1991, and incorporated herein by reference)

           10.6 Second Amendment to Lease Agreement dated June 1, 1991, by and between Registrant and Wildwood Associates (filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1991, and incorporated herein by reference)

           10.7 Employment Agreement With An Executive Officer dated August 1, 1993,by and between Registrant and, C. Roger Allen (filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1993, and incorporated herein by reference)

           10.8 Option To Purchase Common Stock of Financial Service Corporation dated August 1, 1993, by and between Registrant and C. Roger Allen (filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the period ended December 31,1993, and incorporated herein by reference)

           10.9 Deferred Compensation Plan (filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1993, and incorporated herein by reference)

           10.10 Management Bonus Program (filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1993, and incorporated herein by reference)

           10.11 Third Amendment to Lease Agreement dated September 30, 1993, by and between Wildwood Associates and Registrant (filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1993, and incorporated herein by reference)

           10.12 Fourth Amendment to Lease Agreement dated December 22, 1993, by and between Registrant and Wildwood Associates (filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1993, and incorporated herein by reference)

           10.13 Fifth Amendment to the Lease Agreement dated May 31, 1996, by and between Registrant and Wildwood Associates (filed as Exhibit 10.13 to this report)

           10.14 Sixth Amendment to the Lease Agreement dated July 15, 1996, by and between Registrant and Wildwood Associates (filed as Exhibit 10.14 to this report)

           10.15 Seventh Amendment to the Lease Agreement dated August 19, 1996, by and between Registrant and Wildwood Associates (filed as Exhibit 10.15 to this report)

           10.16 Eighth Amendment to the Lease Agreement dated September 30, 1996, by and between Registrant and Wildwood Associates (filed as Exhibit 10.16 to this report)

           10.17 Ninth Amendment to the Lease Agreement dated October 29, 1996, by and between Registrant and Wildwood Associates (filed as Exhibit 10.17 to this report)

           10.18 First Amendment to Stock Purchase Agreement dated October 14, 1996, by and between Registrant and E. James Wisner (filed as Exhibit 10.18 to this report)

           10.19 Salary Continuation Agreement dated October 14, 1996, by and between Registrant and E. James Wisner (filed as
                      Exhibit 10.19 to this report)

           10.20 Termination of Death Benefit Agreement dated October 14, 1996, by and between Registrant and E. James Wisner (filed as Exhibit 10.20 to this report)

           21 Subsidiaries of the Registrant (filed as Exhibit 21 to this report)


  (b) No reports on Form 8-K were filed during the fourth quarter of 1996.

  (c) See Item 14 (a)(3) above

  (d) See Item 14 (a)(2) above

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FINANCIAL SERVICE CORPORATION
                                        -----------------------------
                                                (Registrant)

                                             By /s/ Barry F. Kane
                                                ---------------------
                                                    Barry F. Kane
                                                    Treasurer
                                                    (Duly Authorized Officer and
                                                    Principal Financial Officer)

                                                    March 21, 1997
                                                ---------------------
                                                           Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                       TITLE                             DATE
---------                       -----                             ----

/s/ E. James Wisner             President, Principal Executive    March 21, 1997
----------------------------    Officer and Director              --------------
E. James Wisner

/s/ Barry F. Kane               Treasurer, Principal Financial    March 21, 1997
----------------------------    Officer and Principal             --------------
Barry F. Kane                   Accounting Officer

/s/ Thomas W. Hutchins          Secretary and Director            March 21, 1997
----------------------------                                      --------------
Thomas W. Hutchins

/s/ Joseph B. Foltz             Director                          March 21, 1997
----------------------------                                      --------------
Joseph B. Foltz

/s/ James W. Herrington         Director                          March 21, 1997
----------------------------                                      --------------
James W. Herrington

/s/ David J. Heinsma            Director                          March 21, 1997
----------------------------                                      --------------
David J. Heinsma

/s/ C. Alexandra Armstrong      Director                          March 21, 1997
----------------------------                                      --------------
C. Alexandra Armstrong.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The Company's proxy material will be furnished to security holders subsequent to the filing of the annual report on Form 10-K. When the proxy material is sent to security holders, copies of such material will be furnished to the Commission.

The Company is not required to furnish an annual report to security holders.

                         FINANCIAL SERVICE CORPORATION

                    Index to Financial Statement Schedules

                           _________________________

                    Financial Statement Schedule                           Page
                    ----------------------------                           ----
Report of Independent Accountants                                          50

Schedule VIII - Valuation and Qualifying Accounts and Reserves.            51

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



To the Stockholders and Board of Directors of Financial Service Corporation:

Our report on the consolidated financial statements of Financial Service Corporation is included on page F-1 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 49 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


Atlanta, Georgia                             /s/ Coopers & Lybrand LLP
February 26, 1997

Schedule VIII


                FINANCIAL SERVICE CORPORATION AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

       Column A                              Column B    Column C               Column D       Column E          Column F
-----------------------------------------------------------------------------------------------------------------------------
                                             Balance at  Charged to             Charged to                       Balance at
                                             beginning    costs and                other                           end
Description                                  of period   expenses               accounts       Deductions         of period
-----------------------------------------------------------------------------------------------------------------------------
For the year ended December 31, 1994

    Allowance for doubtful accounts           $239,017      $26,221/(1)/         $5,433         ($39,111/(2)/      $231,560
    Legal reserve                           $1,612,696     $300,000                            ($608,940/(3)/    $1,303,756


For the year ended December 31, 1995

    Allowance for doubtful accounts           $231,560      $76,000/(1)/        $136797         ($36,242/(2)/      $408,115
    Legal reserve                           $1,303,756     $918,035                            ($698,134/(3)/    $1,523,657


For the year ended December 31, 1996

    Allowance for doubtful accounts           $408,115     $268,000/(1)/                         ($70154/(2)/      $605,961
    Legal reserve                           $1,523,657   $1,644,841/(4)/                       ($420,465/(3)/    $2,748,033


(1) Net increase in reserve for allowance for doubtful accounts.
(2) Asset writeoffs and other adjustments of previously reserved doubtful assets.
(3) Includes payments for settlements and litigation expenses
(4) Includes reimbursement from insurance carrier

                               INDEX TO EXHIBITS


          Exhibit
          Number      Description
          ------      -----------

           3.1        Articles of Incorporation of the Registrant (filed as
                      Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 No. 33-35889 and incorporated herein by reference)

           3.2 Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 No. 33-35889 and incorporated herein by reference)

           3.3 Articles of Amendment and Restatement of Articles of Incorporation of the Registrant (filed as Exhibit 3.1 to Registrant's Quarterly Report on From 10-Q for the period ended September 30, 1991, and incorporated herein by reference)

           3.4        Amended and Restated Bylaws of Registrant (filed as
                      Exhibit 3.2 to Registrant's Quarterly Report on From 10-Q for the period ended September 30, 1991, and incorporated herein by reference)

           4.1        Form of Stock Distribution Agreement (filed as Exhibit
                      10.5 to the Registrant's Registration Statement on Form S-1 No. 33-35889 and incorporated herein by reference)

           10.1 Death Benefit Agreement dated October 22, 1991, by and between Registrant and, E. James Wisner (filed as Exhibit
                      10.1 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1991, and incorporated herein by reference)

           10.2 Stock Purchase Agreement dated October 2, 1991, by and between Registrant and E. James Wisner (filed as Exhibit
                      10.2 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1991, and incorporated herein by reference)

           10.3 Guaranty Agreement executed February 9, 1988, by and between Registrant and Commodore Realty Investments, Inc. for the benefit of Preferred Partners + Plus, Ltd. (filed as Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1991, and incorporated herein by reference)

           10.4 Lease Agreement dated March 29, 1990, by and between Registrant and Wildwood Associates (filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 No. 33-35889 and incorporated herein by reference)

           10.5 First Amendment to Lease Agreement dated October 12, 1990, by and between Registrant and Wildwood Associates (filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1991, and incorporated herein by reference)

           10.6 Second Amendment to Lease Agreement dated June 1, 1991, by and between Registrant and Wildwood Associates (filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the period ending December 31, 1991, and incorporated herein by reference)

           10.7 Employment Agreement With An Executive Officer dated August 1, 1993, by and between Registrant and C. Roger Allen (filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1993, and incorporated herein by reference)

           10.8 Option To Purchase Common Stock of Financial Service Corporation dated August 1, 1993, by and between Registrant and C. Roger Allen (filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1993, and incorporated herein by reference)

           10.9 Deferred compensation Plan (filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1993, and incorporated herein by reference)

           10.10 Management Bonus Program (filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1993, and incorporated herein by reference)

           10.11 Third Amendment to the Lease Agreement dated September 30, 1993, by and between Registrant and Wildwood Associates (filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1993, and incorporated herein by reference)

           10.12 Fourth Amendment to the Lease Agreement dated December 22, 1993, by and between Registrant and Wildwood Associates (filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1993, and incorporated herein by reference)

           10.13 Fifth Amendment to the Lease Agreement dated May 31, 1996, by and between Registrant and Wildwood Associates (filed as Exhibit 10.13 to this report)

           10.14 Sixth Amendment to the Lease Agreement dated July 15, 1996, by and between Registrant and Wildwood Associates (filed as Exhibit 10.14 to this report)


           10.15 Seventh Amendment to the Lease Agreement dated August 19, 1996, by and between Registrant and Wildwood Associates (filed as Exhibit 10.15 to this report)

           10.16 Eighth Amendment to the Lease Agreement dated September 30, 1996, by and between Registrant and Wildwood Associates (filed as Exhibit 10.16 to this report)

           10.17 Ninth Amendment to the Lease Agreement dated October 29, 1996, by and between Registrant and Wildwood Associates (filed as Exhibit 10.17 to this report)

           10.18 First Amendment to Stock Purchase Agreement dated October 14, 1996, by and between Registrant and E. James Wisner (filed as Exhibit 10.18 to this report)

           10.19 Salary Continuation Agreement dated October 14, 1996, by and between Registrant and E. James Wisner (filed as
                      Exhibit 10.19 to this report)

           10.20 Termination of Death Benefit Agreement dated October 14, 1996, by and between Registrant and E. James Wisner (filed as Exhibit 10.20 to this report)

           21 Subsidiaries of the Registrant (filed as Exhibit 21 to this report)