Form 10-Q
period 1997-03-31
FINANCIAL SERVICE CORP
filed 1997-05-09
CIK 766982

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended         March 31, 1997           or
                                      ------------------------------

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from                          to
                                      -------------------------   --------------

                         Commission file number 33-35889
                                                --------

                          Financial Service Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Georgia                                      58-1842822
--------------------------------------    --------------------------------------
  (State or other jurisdiction of           (I.R.S. employer identification no.)
   incorporation or organization)

 2300 Windy Ridge Parkway, Suite 1100, Atlanta, GA                 30339
-----------------------------------------------------     ----------------------
   (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code  (770) 916-6500
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X      No
                                         -------      -------

As of March 31, 1997, there were 891,241 shares of the registrant's common stock outstanding.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                 Financial Service Corporation and Subsidiaries
                           Consolidated Balance Sheets
                   as of March 31, 1997 and December 31, 1996


                                                                       (Unaudited)
                                                                         March 31            December 31
                                                                           1997                  1996
                                                                    -------------------    -----------------
ASSETS
------

Cash and cash equivalents                                           $        6,391,594     $      5,215,711
Cash segregated under federal regulations                                    5,075,225            3,632,102
Commissions and other receivables, net                                       8,834,966            9,072,044
Information systems and equipment, net                                       7,095,054            6,599,737
Deferred tax benefit, net                                                    4,371,315            4,840,315
Prepaid expenses and other assets                                            1,805,928            1,506,763
                                                                    -------------------    -----------------

                 Total assets                                       $       33,574,082     $     30,866,672
                                                                    ===================    =================


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
      Commissions payable                                           $        7,796,887     $      6,345,783
      Accounts payable to dealers                                            6,233,086            4,272,180
      Accounts payable and accrued expenses                                  5,021,757            6,417,417
                                                                    -------------------    -----------------

                 Total liabilities                                          19,051,730           17,035,380
                                                                    -------------------    -----------------

Commitments and contingencies


Stockholders' equity:
      Common stock, $.01 par value; 5,000,000 shares
           authorized; 924,680 shares issued and
           outstanding                                                           9,247                9,247
      Additional paid-in capital                                             1,474,113            1,474,113
      Retained earnings                                                     13,105,765           12,414,705
                                                                    -------------------    -----------------
                                                                            14,589,125           13,898,065
      Less:
      Treasury stock (33,439 shares at cost)                                   (66,773)             (66,773)
                                                                    -------------------    -----------------
                 Total stockholders' equity                                 14,522,352           13,831,292
                                                                    -------------------    -----------------

                 Total liabilities and stockholders' equity         $       33,574,082     $     30,866,672
                                                                    ===================    =================


The accompanying notes are an integral part of these consolidated financial statements.

                 Financial Service Corporation and Subsidiaries
                        Consolidated Statements of Income
               for the three months ended March 31, 1997 and 1996
                                   (Unaudited)


                                                                March 31               March 31
                                                                  1997                   1996
                                                          ------------------     ------------------
Revenues:
      Securities commissions                                $    17,311,120        $    14,619,702
      Insurance commissions                                      12,236,315              8,164,896
      Advisory services and other fees                            6,950,436              3,952,734
      Investment                                                    103,586                 84,995

                                                          ------------------     ------------------
                                                                 36,601,457             26,822,327
                                                          ------------------     ------------------

Expenses:
      Securities commissions                                     14,329,294             12,131,247
      Insurance commissions                                      10,520,141              7,146,117
      Advisory services and other fees                            5,091,205              2,566,378
      Employee compensation and benefits                          3,075,493              2,318,056
      General and administrative                                  1,914,237              1,387,361
      Depreciation and amortization                                 497,099                353,100
      Interest                                                       13,928                 20,900

                                                          ------------------     ------------------
                                                                 35,441,397             25,923,159
                                                          ------------------     ------------------


Income before income taxes                                        1,160,060                899,168

Provision for income taxes                                          469,000                  - -

                                                          ==================     ==================
Net income                                                  $       691,060        $       899,168
                                                          ==================     ==================



Net income per common share                                 $          0.78       $           1.02
                                                          ==================     ==================

Weighted average number of common and
      common equivalent shares outstanding                          891,241                881,241
                                                          ==================     ==================


The accompanying notes are an integral part of these consolidated financial statements.

                 Financial Service Corporation and Subsidiaries
            Consolidated Statement of Changes in Stockholders' Equity
                    for the three months ended March 31, 1997
                                   (Unaudited)


                                Common Stock         Additional         Retained       Treasury Stock        Stockholders' Equity
                              Shares     Amount     Paid-In Capital     Earnings     Shares     Amount      Total        Per Share
                             --------   --------   ----------------    ----------    --------   --------    -------      -----------
Balance, December 31, 1996    924,680   $  9,247    $    1,474,113    $ 12,414,705    33,439   $ (66,773) $ 13,831,292   $     15.52

Net income                      - -        - -              - -            691,060      - -        - -         691,060         - -
                             --------  ----------  ---------------   -------------   -------  ---------- -------------  ------------

Balance, March 31, 1997       924,680   $   9,247   $    1,474,113    $ 13,105,765    33,439   $ (66,773) $ 14,522,352   $     16.29
                             ========  ==========  ===============   =============   =======  ========== =============  ============


The accompanying notes are an integral part of these consolidated financial statements.

                 Financial Service Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
               for the three months ended March 31, 1997 and 1996
                                   (Unaudited)


                                                                                      March 31            March 31
                                                                                        1997                1996
                                                                                  ----------------    -----------------
Cash flows from operating activities:
        Net income                                                                  $     691,060        $     899,168

        Adjustments to reconcile net income
        to net cash provided by operating activities :
             Depreciation and amortization                                                497,099              353,100

                                                                                  ----------------    -----------------
                                                                                        1,188,159            1,252,268
                                                                                  ----------------    -----------------

        Changes in assets and liabilities:
             Increase in cash segregated under federal regulations                     (1,443,123)            (121,870)
             (Increase) decrease in commissions and other receivables                     237,078           (1,107,593)
             (Increase) decrease in prepaid expenses and other assets                    (299,165)             275,156
             Decrease in deferred tax benefit                                             469,000               - -
             Increase in commissions payable                                            1,451,104              741,626
             Increase in accounts payable to dealers                                    1,960,906              689,787
             Increase (decrease) in accounts payable
                  and accrued expenses                                                 (1,395,660)             494,583
                                                                                  ----------------    -----------------
                                                                                          980,140              971,689
                                                                                  ----------------    -----------------


Net cash provided by operating activities                                               2,168,299            2,223,957
                                                                                  ----------------    -----------------


Cash flows from investing activities:
        Investment in information systems and equipment                                  (992,416)            (717,468)

                                                                                  ----------------    -----------------
Net cash used in investing activities                                                    (992,416)            (717,468)
                                                                                  ----------------    -----------------



Net increase in cash and cash equivalents                                               1,175,883            1,506,489

Cash and cash equivalents at beginning of period                                        5,215,711            4,382,050

                                                                                  ----------------    -----------------
Cash and cash equivalents at end of period                                          $   6,391,594        $   5,888,539
                                                                                  ================    =================

Supplemental disclosures of cash flow information:
        Cash paid for interest                                                      $      13,928        $      20,900
                                                                                  ================    =================

        Income taxes paid                                                           $       3,000        $      20,000
                                                                                  ================    =================


The accompanying notes are an integral part of these consolidated financial statements.

                 FINANCIAL SERVICE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                   ------------------------------------------

1.    Preparation of interim financial statements
      -------------------------------------------

      The unaudited consolidated financial statements of Financial Service Corporation and Subsidiaries, collectively referred to as the "Company", which include the accounts of FSC Corporation and its subsidiaries, have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have either been condensed or omitted pursuant to SEC rules and regulations. However, management believes that the disclosures made are adequate for a fair presentation of results of operations and financial position. It is suggested that these financial statements be read in conjunction with the Company's annual financial statements and related notes for the year ended December 31, 1996.

      Certain reclassifications have been made to the prior year's financial statements to conform to the 1997 presentation.


2.    Recently issued accounting standard
      -----------------------------------

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No.128, "Earnings per Share." The statement revises standards for computing and presenting net income per share by (a) replacing primary net income per share with basic net income per share, (b) requiring dual presentation of basic and diluted net income per share for entities with complex capital structures and (c) requiring a reconciliation of the basic net income per share computation to diluted net income per share. Basic net income per share is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share includes the effect of potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common shares. The adoption of SFAS No.128 will not have a material effect on the Company's earnings per share calculations.

3.    Income Taxes
      ------------

      The Company accrues income tax expense using a rate of 40 percent of pretax book income. Management believes the rate of 40 percent is indicative of the actual rate to be used when computing the 1997 total income tax expense. Management expects any current income tax liability to be offset by net operating loss carryforwards. The Company has available net operating loss carryforwards of approximately $5,773,000 at December 31, 1996 which expire in varying amounts beginning in 2005 through 2009. The ultimate use of these net operating loss carryforwards may be restricted by certain limitations in the Internal Revenue Code.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Quarter ended March 31, 1997 compared to quarter ended March 31, 1996

General
-------

The Company's income before income taxes in the first quarter of 1997 was $1,160,060 as compared to $899,168 for the first quarter of 1996. As a result of income tax expense, the Company's net income in the first quarter of 1997 was $691,060. Total Revenues increased approximately 37% from $26,822,327 for the first quarter of 1996 to $36,601,457 for the comparable period in 1997, while Total Expenses increased approximately 37% from $25,923,159 for the three month period ended March 31, 1996 to $35,441,397 for the comparable period of 1997. The increase in revenue is primarily attributable to increased sales of variable insurance products and increases in advisory services and fee based revenue lines of business. The increase in total expenses is primarily related to increased volume of sales and to the related operating expenses, most notably, employee compensation and benefits, and general and administrative.

The Company intends to continue its program of investing and improving its marketing and information systems in order to provide enhanced and more effective support services to field associates, as well as to increase the efficiency of back-office operations. Additionally, the Company is also investing funds in marketing and distributing existing products and services through financial institutions. In order to improve its revenue growth, the Company plans to maintain its strategy of recruiting high quality representatives and licensing and transferring field forces of other broker dealers if such opportunities arise on an economic basis. These investments are expected to be funded from current cash flow and working capital.

The determination was made as of December 31, 1996 that, based on available evidence it is more likely than not that the Company will be able to use a portion of available net operating loss carryforwards to offset taxable income. In 1996, a deferred tax asset valuation allowance was reduced on a quarterly basis resulting in no current income tax expense for the first quarter of 1996. Current income tax expense will be reflected beginning with the interim periods of 1997. See Note 3. Income Taxes in "Notes to Consolidated Financial Statements" in the Company's interim financial statements for the three month period ending March 31, 1997 and Note 7. Income Taxes in "Notes to Consolidated Financial Statements" in the Company's annual audited financial statements for the year ended December 31, 1996.

Results of Operations
---------------------

Commission revenues increased approximately 30% from $22,784,598 for the first quarter of 1996 to $29,547,435 for the comparable period in 1997. The increase resulted from increased productivity of existing representatives, favorable financial markets, an increased number of registered representatives associated with the Company and growth in the distribution of products through financial institutions.

The number of representatives increased from 1,269 as of March 31, 1996 to 1,380 as of March 31, 1997, an increase of 111 representatives, or approximately 9%.

Commission expenses increased approximately 29% from $19,277,364 in the first quarter of 1996 to $24,849,435 in the first quarter of 1997. The increase in commission expense is due to an increase in the volume of commission revenues from the sales of mutual funds and variable insurance products as discussed above. Commission expense represented 84.1% of gross commission revenue in the first quarter of 1997 as compared to 84.6% of gross commission revenue in the first quarter of 1996.

The result of these factors was an increase in net commission revenue (commission revenue less commission expense) of approximately 34%, from $3,507,234 for the first quarter of 1996 to $4,698,000 for the first quarter of 1997.


Advisory Services and Other Fees
--------------------------------

Fees for advisory services and other fee revenues increased approximately 76% from $3,952,734 for the first quarter of 1996 to $6,950,436 for the first quarter of 1997. The increase reflects greater emphasis on the fee based line of business and was the result of an increase in advisory services revenues provided by representatives of approximately 39% from $1,835,298 in the first quarter of 1996 to $2,548,060 in the first quarter of 1997. Fee based growth reflects industry trends, an increase in client assets under management, and improved Company fee based services and training.

Product sponsor revenues increased approximately 41% from $892,814 in the first quarter of 1996 to $1,254,491 in the first quarter of 1997. These monies are paid to the Company by product sponsors for distribution and marketing support, as well as access to the growing number of registered representatives affiliated with the Company.

In addition, an increase from $10,428 for the first quarter of 1996 to $1,660,798 for the comparable period of 1997 in other fee revenues is attributable to the implementation of the Company's supervision policy required by National Association of Securities Dealers, Inc. ("NASD") Notice to Members 94-44 ("NTM 94-44") issued in 1994.

Advisory services expense and other expenses increased approximately 98% from $2,566,378 for the three month period ended March 31, 1996 to $5,091,205 for the comparable period of 1997. This is primarily related to the increase in volume related to advisory services and other fee revenues discussed in the preceding paragraph.

Investment Income and Interest Expense
--------------------------------------

Investment income increased approximately 22% from $84,995 for the first quarter of 1996 to $103,586 for the first quarter of 1997. The increase in investment income is primarily attributable to the increase in funds available for investment in 1997.

The Company has no debt. Interest expense is related solely to clearing activity with the Pershing Division of Donaldson Lufkin & Jenrette Securities Corporation ("Pershing"), for which the Company effectuates exchange transactions for its customers. Interest expense decreased from $20,900 for the first quarter of 1996 to $13,928 during the comparable period of 1997.


Employee Compensation and Benefits
----------------------------------

The number of full-time personnel employed by FSC increased approximately 28% from 142 as of March 31, 1996 to 182 as of March 31, 1997. The increase in the number of employees is related to the growth in business and the financial institution marketing program. Total employee compensation and benefits increased 33% from $2,318,056 for the first quarter of 1996 to $3,075,493 for the first quarter of 1997. This increase was the result of several factors including expenses associated with additional personnel, incentive compensation, and merit increases in base salaries.


General and Administrative Expenses
-----------------------------------

General and administrative expenses increased approximately 38% from $1,387,361 in the first quarter of 1996 to $1,914,237 in the first quarter of 1997. The increase is related to the growth in Company operations associated with increases in business volume and the expanded marketing of products through financial institutions.


Depreciation and Amortization
-----------------------------

Depreciation and amortization expense increased approximately 41% from $353,100 for the first quarter of 1996 to $497,099 for the first quarter of 1997. The increase is the result of continuing investment in information systems and equipment and the resulting increase in depreciation and amortization. The total capitalized investments during the first quarter of 1997 were approximately $992,000 compared to $717,000 for the same period of 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company remains in a relatively strong cash and working capital position with cash and cash equivalents comprising approximately 19% of total assets as of March 31, 1997 and 17% of total assets as of December 31, 1996. Total liabilities have increased approximately $2,016,000 from December 31, 1996 to March 31, 1997. The primary determinants for the increase in total liabilities were increases in commission payable and accounts payable to dealers of approximately $1,451,000 and $1,961,000, respectively, related to the volume and timing of payment of commissions. Offsetting the above increases was the reduction in accounts payable and other accrued expenses of approximately $1,396,000.

Operating cash, which excludes cash required to be segregated under provisions of the Securities Exchange Act of 1934, increased approximately $1,176,000 from December 31, 1996 to March 31, 1997. This increase is affected by the timing of collections of commissions receivable and the timing of payments of commissions payable. In the first quarter of 1997, the Company has made capital investments, primarily hardware and software enhancements to its information systems of approximately $992,000.

The segregated cash balance increased approximately $1,443,000 from December 31, 1996 to March 31, 1997. The increase is entirely due to the timing of receipts. The segregated cash balance of $5,075,225 represents amounts received on behalf of customers for mutual fund purchases on or before March 31, 1997 which settled subsequent to March 31, 1997. This cash was transferred to appropriate mutual fund companies upon settlement of the transactions. The related liability is recorded as accounts payable to dealers.

As of March 31, 1997, FSC Securities Corporation had net capital of $3,616,080 which is $2,650,145 in excess of the required net capital. As of December 31, 1996, FSC Securities had net capital of $2,742,411, which was an excess of $2,007,616 over the required net capital.

Based on current operations, the Company believes its cash and working capital position is adequate for planned future growth and cash needs.


Financial Condition
-------------------

The Company's financial condition continues to improve, as evidenced by continued increases in revenues, liquidity and net worth. The increasing productivity of existing field associates coupled with the recruiting of additional qualified professional representatives contributes to the Company's revenue growth and management believes this provides an improved basis for future growth.

Part II - Other Information

Item 1.  Legal Proceedings

The Company and certain of its subsidiaries are parties to various legal proceedings, including civil actions, administrative proceedings and arbitration proceedings, relating to the business conducted by such parties. In recent years, there has been an increased incidence of litigation involving the securities industry, particularly with respect to retail securities firms such as FSC Securities Corporation ("FSC Securities"). Such litigation may be attributable in part to the nature of the business in which FSC Securities is engaged, which involves the execution of a substantial number of financial transactions on behalf of thousands of customers involving substantial financial investments. FSC Securities has been named as a defendant or a respondent in pending litigation, including civil actions and arbitration proceedings, concerning matters arising in connection with its business.

While the ultimate resolution of this litigation against the Company cannot be predicted with certainty, after considering all relevant facts, including insurance which covers certain of these suits, management of the Company believes adequate amounts have been provided to cover any liability resulting from these matters.

For description of certain pending legal proceedings see the Company's report on Form 10-K for the year ended December 31, 1996.

Item 2.  Changes in Securities.

              None

Item 3.  Defaults Upon Senior Securities.

              None

Item 4.  Submission of Matters to a Vote of Security Holders.

              None

Item 5.  Other Information.

              None

Item 6.  Exhibits and Reports on Form 8-K.

       (a)  The following are filed as exhibits to this report:

            Exhibit                                      Sequential
            Number               Description             Page Number
            ------               -----------             -----------

            There are no exhibits.

       (b) Form 8-K for Item 4. "Changes in Registrant's Certifying Accountant" was filed on April 3, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date      May 8, 1997          FINANCIAL SERVICE CORPORATION
    -----------------------    -----------------------------
                               (Registrant)


                               /s/ Barry F. Kane
                               --------------------------
                               Barry F. Kane,
                               Treasurer
                               (Duly Authorized Officer and
                               Principal Financial Officer)