Form 10-Q
period 1997-06-30
FINANCIAL SERVICE CORP
filed 1997-08-05
CIK 766982

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   Form 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended         June 30, 1997           or
                                    -----------------------------

] ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from                    to
                                    ------------------   ----------------

                        Commission file number 33-35889
                                              ----------

                         Financial Service Corporation
            (Exact name of registrant as specified in its charter)

            Georgia                                         58-1842822
-----------------------------------                   ---------------------
(State or other jurisdiction of                           (IRS employer
 incorporation or organization)                        identification no.)

2300 Windy Ridge Parkway, Suite 1100, Atlanta, GA             30339
-------------------------------------------------     ---------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code  (770) 916-6500
                                                   ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                        ------      ------

As of June 30, 1997, there were 891,241 shares of the registrant's common stock outstanding.

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

                Financial Service Corporation and Subsidiaries
                          Consolidated Balance Sheets
                   as of June 30, 1997 and December 31, 1996

                                                        (Unaudited)
                                                           June 30          December 31
                                                            1997               1996
                                                       --------------     --------------
ASSETS
Cash and cash equivalents                                $ 5,181,586        $ 5,215,711
Cash segregated under federal regulations                  2,829,471          3,632,102
Commissions and other receivables, net                     8,293,386          9,072,044
Information systems and equipment
  ($14,720,017 and $12,039,118, less accumulated
  depreciation of $6,453,381 and $5,439,381 as of
  June 30, 1997 and December 31, 1996, respectively)       8,266,636          6,599,737
Deferred tax benefit, net                                  4,157,915          4,840,315
Prepaid expenses and other assets                          1,586,061          1,506,763
                                                         -----------        -----------
             Total assets                                $30,315,055        $30,866,672
                                                         ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Commissions payable                                    $ 7,503,451        $ 6,345,783
  Accounts payable to dealers                              2,692,736          4,272,180
  Accounts payable and accrued expenses                    5,274,077          6,417,417
                                                         -----------        -----------
             Total liabilities                            15,470,264         17,035,380
                                                         -----------        -----------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value; 5,000,000 shares
       authorized; 924,680 shares issued and
       outstanding                                             9,247              9,247
  Additional paid-in capital                               1,474,113          1,474,113
  Retained earnings                                       13,428,204         12,414,705
                                                         -----------        -----------
                                                          14,911,564         13,898,065
  Less:
  Treasury stock (33,439 shares at cost)                     (66,773)           (66,773)
                                                         -----------        -----------
             Total stockholders' equity                   14,844,791         13,831,292
                                                         -----------        -----------

             Total liabilities and stockholders' equity  $30,315,055        $30,866,672
                                                         ===========        ===========

The accompanying notes are an integral part of these consolidated financial statements.

                Financial Service Corporation and Subsidiaries
                       Consolidated Statements of Income
           for the three and six months ended June 30, 1997 and 1996
                                  (Unaudited)




                                       Three months   Three months     Six months    Six months
                                       ended June 30  ended June 30   ended June 30 ended June 30
                                           1997           1996            1997          1996
                                      --------------- -------------   ------------- -------------

Revenues:
  Securities commissions                $ 17,577,769   $16,812,963     $34,888,889   $31,432,665
  Insurance commissions                   12,237,302    11,217,945      24,473,617    19,382,841
  Advisory services and other fees         7,796,109     4,318,497      14,746,545     8,271,231
  Investment income                          123,720        90,497         227,306       175,492
                                      --------------- -------------    ------------- -------------
                                          37,734,900    32,439,902      74,336,357    59,262,229
                                      --------------- -------------    ------------- -------------


Expenses:
  Securities commissions                  14,899,462    14,241,948      29,228,756    26,373,195
  Insurance commissions                   10,781,589     9,871,446      21,301,730    17,017,563
  Advisory services and other fees         5,841,651     2,933,857      10,932,856     5,500,235
  Employee compensation and benefits       2,725,721     2,435,095       5,801,214     4,753,151
  General and administrative               2,409,432     1,805,937       4,323,669     3,193,298
  Depreciation and amortization              516,901       391,102       1,014,000       744,202
  Interest expense                            24,305        12,947          38,233        33,847
                                      --------------  -------------   ------------- -------------
                                          37,199,061    31,692,332      72,640,458    57,615,491
                                      --------------- -------------   ------------- -------------


Income before income taxes                   535,839       747,570       1,695,899     1,646,738

Provision for income taxes                   213,400       - -             682,400       - -
                                       --------------  -----------     ------------  -----------
Net income                              $    322,439   $   747,570     $ 1,013,499   $ 1,646,738
                                       ==============  ============    ============  ============


Net income per common share             $       0.36   $      0.85     $      1.14   $      1.87
                                       ==============  ============    ============  ============


Weighted average number of common and
  common equivalent shares outstanding       891,241       881,241         891,241       881,241
                                       ==============  ============    ============  ============





The accompanying notes are an integral part of these consolidated financial statements.



                Financial Service Corporation and Subsidiaries
           Consolidated Statement of Changes in Stockholders' Equity
                    for the six months ended June 30, 1997
                                  (Unaudited)

                                                   Additional
                                Common Stock        Paid-In         Retained      Treasury Stock          Stockholders' Equity
                             Shares     Amount      Capital         Earnings     Shares     Amount         Total        Per Share
                            -------   -------     ----------      -----------    -------   ---------     ------------   ---------
Balance, December 31, 1996  924,680   $ 9,247     $1,474,113      $12,414,705     33,439   $ (66,773)    $ 13,831,292     $15.52

Net income                   - -        - -           - -           1,013,499       - -        - -          1,013,499       - -
                            -------   -------     ----------      -----------     ------   ---------     ------------     ------
Balance, June 30, 1997      924,680   $ 9,247     $1,474,113      $13,428,204     33,439   $ (66,773)    $ 14,844,791     $16.66
                            =======   =======     ==========      ===========     ======   =========     ============     ======

The accompanying notes are an integral part of these consolidated financial statements.

                Financial Service Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)

                                                                  30-Jun              30-Jun
                                                                   1997                1996
                                                               -------------       -------------

Cash flows from operating activities:
   Net income                                                   $ 1,013,499         $ 1,646,738

   Adjustments to reconcile net income
   to net cash provided by operating activities :
        Depreciation and amortization                             1,014,000             744,202
                                                                -------------      -------------
                                                                  2,027,499           2,390,940
                                                                -------------      -------------

   Changes in assets and liabilities:
        Decrease (increase) in cash segregated
               under federal regulations                            802,631            (995,838)
        Decrease (increase) in commissions and other receivable     778,658            (375,842)
        (Increase) decrease in prepaid expenses and other asset     (79,298)            930,513
        Decrease in deferred tax benefit                            682,400             - -
        Increase in commissions payable                           1,157,668           1,046,115
        (Decrease) increase in accounts payable to dealers       (1,579,444)            694,080
        (Decrease) increase in accounts payable
             and accrued expenses                                (1,143,340)            465,284
                                                               -------------       -------------
                                                                    619,275           1,764,312
                                                               -------------       -------------

Net cash provided by operating activities                         2,646,774           4,155,252
                                                               -------------       -------------

Cash flows from investing activities:
   Investment in information systems and equipment               (2,680,899)         (1,725,658)
                                                               -------------       -------------
Net cash used in investing activities                            (2,680,899)         (1,725,658)
                                                               -------------       -------------

Net (decrease) increase in cash and cash equivalents                (34,125)          2,429,594

Cash and cash equivalents at beginning of period                  5,215,711           4,382,050
                                                                -----------         -----------
Cash and cash equivalents at end of period                      $ 5,181,586         $ 6,811,644
                                                                ============        ============

Supplemental disclosures of cash flow information:

   Cash paid for interest                                       $    38,233         $    33,847
                                                                ============        ============

   Income taxes paid                                            $   150,000         $    55,000
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

3.  Income Taxes
    ------------

The Company accrues income tax expense using a rate of 40 percent of pretax book income. Management believes the rate of 40 percent is indicative of the actual rate to be used when computing the 1997 total income tax expense. Other than alternative minimum tax expense, management expects any current income tax liability to be offset by net operating loss carryforwards. The Company had available net operating loss carryforwards of $5,773,000 at December 31, 1996 which expire in varying amounts beginning in 2005 through 2009. The ultimate use of these net operating loss carryforwards may be restricted by certain limitations in the Internal Revenue Code.


4.  Subsequent Events
    -----------------

On July 25, 1997, the Company announced that it had signed an agreement with SunAmerica Inc. ("SunAmerica"), a financial services company specializing in retirement savings and investment products and services, accepting SunAmerica's proposal for the purchase of the Company. This proposal has been approved by shareholders representing a majority of the outstanding shares of the Company, but is still subject to certain conditions, including without limitation, required regulatory approvals, completion of due diligence review and related agreements. The Company filed Form 8K on July 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Three and six month periods ended June 30, 1997 compared to the three and six month periods ended June 30, 1996


General
-------

The Company's income before income taxes for the three and six month periods ended June 30, 1997 was $535,839 and $1,695,899, respectively as compared to $747,570 and $1,646,738 for the comparable periods of 1996. As a result of income tax expense (see "Note 3. Income Taxes in "Notes to Consolidated Financial Statements" in the Company's interim financial statements for the six month period ending June 30, 1997"), the Company's net income in the three and six month periods ended June 30, 1997 was $332,439 and $1,013,499. Total Revenues increased 16% and 25% from $32,439,902 and $59,262,229 for the three and six month periods ended June 30, 1996 to $37,734,900 and $74,336,357 for the comparable periods of 1997. Total Expenses increased 17% and 26% from $31,692,332 and $57,615,491 for the three and six month periods ended June 30, 1996 to $37,199,061 and $72,640,458 for the three and six month periods ended June 30, 1997.

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

The determination was made as of December 31, 1996 that, based on available evidence it is more likely than not that the Company will be able to use a portion of available net operating loss carryforwards to offset taxable income. In 1996, a deferred tax asset valuation allowance was reduced on a quarterly basis resulting in no current income tax expense for the first or second quarter of 1996. Current income tax expense has been reflected in the interim periods of 1997. See Note 3. Income Taxes in "Notes to Consolidated Financial Statements" in the Company's interim financial statements for the six month period ending June 30, 1997 and Note 7. Income Taxes in "Notes to Consolidated Financial Statements" in the Company's annual audited financial statements for the year ended December 31, 1996.

Results of Operations
---------------------

Commission revenues increased from $28,030,908 and $50,815,506 for the three and six month periods ended June 30, 1996 to $29,815,071 and $59,362,506 for the comparable periods of 1997. The increase of 6% in the second quarter of 1997 and 17% for the six month period ended June 30, 1997 over comparable 1996 periods resulted from increased productivity of existing representatives, favorable financial market conditions, an increased number of registered representatives associated with the Company and growth in the distribution of products through financial institutions. The number of representatives increased from 1,278 as of June 30, 1996 to 1,445 as of June 30, 1997, an increase of 13% or 167 representatives.

The increase in securities commission revenues is attributable to the increase of 10% and 13% in mutual fund revenues from $13,464,595 and $25,299,186 for the three and six month periods ended June 30, 1996 to $14,739,959 and $28,662,050 for the comparable periods of 1997. The increase in insurance commission revenues is due to increased variable insurance revenues of 11% and 30% from $9,908,512 and $16,869,626 for the three and six month periods ended June 30, 1996 to $10,973,560 and $21,889,193 for the comparable periods of 1997.

Commission expenses increased 7% and 16% from $24,113,394 and $43,390,758 for the three and six month periods ended June 30, 1996 to $25,681,051 and $50,530,486 for the three and six month periods ended June 30, 1997. The increase in commission expense is due to increased volume of commission revenues from the sales of mutual funds and variable insurance products. Commission expense represented 86.1% and 85.1% of gross commission revenue for the three and six month periods ended June 30, 1997 as compared to 86.0% and 85.4% for the comparable periods in 1996.

The increase in commission revenues resulted in an increase in net commission revenue (commission revenue less commission expense) of 6% from $3,917,514 to $4,134,020 for the three months ended June 30, 1997 and 19% from $7,424,748 to $8,832,020 for the six months ended June 30, 1997 over comparable periods of 1996.


Advisory Services and Other Fees
--------------------------------

Advisory services and other fee revenues increased 81% and 78% from $4,318,497 and $8,271,231 for the three and six month periods ended June 30, 1996 to $7,796,109 and $14,746,545 for the three and six month periods ended June 30, 1997. The increase reflects greater emphasis on the fee based line of business and was the result of an increase in advisory services revenue provided by representatives of 45% and 42% from $2,002,933 and $3,838,231 for the three and six month periods ended June 30, 1996 to $2,895,592 and $5,443,652 for the comparable periods of 1997. Fee based business growth reflects industry trends, an increase in client assets under management and improved Company fee based services and training.

Institutional revenues increased 113% from $542,267 to $1,152,682 for the three months ended June 30, 1997 and 73% from $1,146,260 to $1,978,691 for the six months ended June 30, 1997 over comparable periods of 1996. These monies are paid to the Company for distribution and marketing support, and access to the growing number of registered representatives affiliated with the Company.

In addition, increases in other fee revenues from $76,324 and $86,752 for the three and six month periods ended June 30, 1996 to $1,893,999 and $3,554,796 for the comparable periods of 1997 is attributable to the implementation of the Company's supervision policy required by National Association of Securities Dealers, Inc. ("NASD") Notice to Members 94-44 ("NTM 94-44") issued in 1994.

Advisory services expense and other fee expenses increased from $2,933,857 and $5,500,235 for the three and six month periods ended June 30, 1996 to $5,841,651 and $10,932,856 for the comparable periods of 1997. The increase is attributable to the increase in volume of advisory services and other fee revenues discussed in the preceding paragraph.


Investment Income and Interest Expense
--------------------------------------

Investment income increased 37% and 30% from $90,497 and $175,492 for the three and six month periods ended June 30, 1996 to $123,720 and $227,306 for the comparable periods of 1997. The increase in investment income is attributable to the increase in funds available for investment in 1997.

The Company has no debt. Interest expense is related solely to clearing activity with Pershing Division of Donaldson, Lufkin & Jenrette Securities Corporation ("Pershing"), for which the Company effectuates exchange transactions for its customers. Interest expense increased from $12,947 and $33,847 for the three and six month periods ended June 30, 1996 to $24,305 and $38,233 for the comparable periods of 1997.


Employee Compensation and Benefits
----------------------------------

The number of full-time personnel employed by the Company increased 20% from 153 as of June 30, 1996 to 183 as of June 30, 1997. The increase in number of employees is related to the growth in Company business.

Total Employee Compensation and Benefits increased 12% and 22% from $2,435,095 and $4,753,151 for the three and six month periods ended June 30, 1996 to $2,725,721 and $5,801,124 for the three and six month periods ended June 30, 1997. The increase was the result of several factors including expenses associated with additional personnel, incentive compensation and merit increases in base salaries.

General and Administrative Expenses
-----------------------------------

General and administrative expenses increased 33% and 35% from $1,805,937 and $3,193,298 for the three and six month periods ended June 30, 1996 to $2,409,432 and $4,323,669 for the comparable 1997 periods. The increase is related to the growth in Company operations and services associated with increases in business volume and the expanded marketing of products through financial institutions.


Depreciation and Amortization
-----------------------------

Depreciation and amortization expense increased 32% and 36% from $391,102 and $744,202 for the three and six month periods ended June 30, 1996 to $516,901 and $1,014,000 for the comparable 1997 periods. The increase is the result of continuing investment in information systems and equipment and the resulting increase in depreciation and amortization. The total capitalized investments in information systems during the first half of 1997 were $2,681,000 as compared to $1,726,000 for the comparable period of 1996.

Liquidity and Capital Resources
-------------------------------

The Company maintained a relatively strong cash and working capital position with cash and cash equivalents comprising 17% of total assets as of June 30, 1997 and December 31, 1996. Total liabilities have decreased $1,565,000 from December 31, 1996 to June 30, 1997. The primary determinants for the decrease in total liabilities were decreases in accounts payable to dealers and other accrued expenses of $1,579,000 and $1,143,000, respectively, related to the timing of payment of commissions and other payables. Offsetting the above decreases was the increase in commissions payable of $1,158,000.

Operating cash, which excludes cash required to be segregated under provisions of the Securities Exchange Act of 1934, increased $2,647,000 from December 31, 1996 to June 30, 1997. This increase is affected by increased net income and the timing of collections of commissions receivable and payments of commissions payable. The Company has made capital investments, primarily hardware and software enhancements to its information systems of $2,681,000 during the first half of 1997.

The segregated cash balance decreased $803,000 from December 31, 1996 to June 30, 1997. The decrease is entirely due to the timing of cash receipts. The segregated cash balance of $2,829,471 represents amounts received on behalf of customers for mutual fund purchases on or before June 30, 1997 that settled subsequent to June 30, 1997. This cash was transferred to the appropriate mutual fund companies upon settlement of the transactions. The related liability is recorded as accounts payable to dealers.

As of June 30, 1997, FSC Securities had net capital of $4,498,717, which is $3,827,445 in excess of the required net capital under the Securities Exchange Commission Rule 15c3-1. As of December 31, 1996, FSC Securities had net capital of $2,742,411, which was an excess of $2,007,616 over the required net capital.

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

Item 2.  Changes in Securities

     None

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

     (a) The following are filed as exhibits to this report:

         Exhibit                                          Sequential
         Number                    Description            Page Number
         -------                   -----------            -----------

         There are no exhibits.

     (b) Form 8-K for Item 5. "Other Events" was filed on July 31, 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date    August 1, 1997                 FINANCIAL SERVICE CORPORATION
     ---------------------------       -----------------------------
                                          (Registrant)



                                       /s/ Barry F. Kane
                                       ------------------------------
                                       Barry F. Kane,
                                       Treasurer
                                       (Duly Authorized Officer and
                                       Principal Financial Officer)